Form 10-K
period 1993-12-31
FREEPORT MCMORAN INC
filed 1994-03-31
CIK 351116

==============================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-K



   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1993

                                   OR


      [ ]  TRANSITION REPORT  PURSUANT TO SECTION 13  OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF
                                  1934

 For the transition period from __________________ to __________________

                      Commission file number 1-8124


                          FREEPORT-McMoRan INC.



Organized in Delaware            I.R.S. Employer Identification No. 13-3051048

                1615 Poydras Street, New Orleans, Louisiana 70112

       Registrant's telephone number, including area code: (504) 582-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange on
         Title of Each Class                            Which Registered
         -------------------                            ----------------

Common Stock Par Value $1.00 per Share              New York Stock Exchange
$1.875 Convertible Exchangeable Preferred Stock New York Stock Exchange 10 7/8% Senior Subordinated Debentures due 2001 New York Stock Exchange
6.55% Convertible Subordinated Notes due 2001       New York Stock Exchange
Zero Coupon Convertible Subordinated
   Debentures due 2006                              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,678,957,000 on March 10, 1994.

On March 10, 1994 there were issued and outstanding 140,158,377 shares of the common stock, par value $1.00 per share, of the registrant, not including treasury shares.

                       Documents Incorporated by Reference

Portions of each of the registrant's Annual Report to stockholders for the year ended December 31, 1993 (Parts I, II and IV), the registrant's Proxy Statement dated March 31, 1994, submitted to the registrant's stockholders in connection with its 1994 Annual Meeting to be held on May 3, 1994 (Part
III) and the Annual Reports on Form 10-K of Freeport-McMoRan Copper & Gold Inc. and Freeport-McMoRan Resource Partners, Limited Partnership for the
year ended December 31, 1993 (Part I).
==============================================================================


                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

Part I ...........................................................         1
   Items 1 and 2.  Business and Properties .......................         1
     Introduction ................................................         1
     Metals ......................................................         1
     Agricultural Minerals .......................................         2
     Energy ......................................................         3
        Oil and Natural Gas ......................................         3
        Geothermal ...............................................         4
     Research and Development ....................................         4
     Environmental Matters .......................................         5
     Employees ...................................................         6
  Item 3.  Legal Proceedings .....................................         6
  Item 4.  Submission of Matters to a Vote of Security Holders ...         6
  Executive Officers of the Registrant ...........................         6

Part II ..........................................................         7
  Item  5.  Market for Registrant's Common Equity and
            Related Stockholder Matters ..........................         7
  Item  6.  Selected Financial Data ..............................         7
  Item  7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ........         7
  Item  8.  Financial Statements and Supplementary Data ..........         7
  Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ..................         8

Part III .........................................................         8
  Items 10, 11, 12, and 13.  Directors and Executive Officers
            of the Registrant, Executive Compensation, Security
            Ownership of Certain Beneficial Owners and Management,
            and Certain Relationships and Related Transactions ...         8

Part IV ..........................................................         8
  Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...........................................         8

Signatures .......................................................         9

Index to Financial Statements ....................................       F-1

Report of Independent Public Accountants .........................       F-1

Exhibit Index ....................................................       E-1



                                     PART I
                                     ------

Items 1 and 2.  Business and Properties.
- ----------------------------------------

                               INTRODUCTION

   Freeport-McMoRan Inc. ("FTX" or the "Company"(*)), a Delaware corporation formed in 1981, is a leading and diversified natural resource company currently engaged in the exploration for and mining, production and/or processing of copper, gold, silver, sulphur, phosphate rock, phosphate-based fertilizers, uranium, oil and natural gas, and other natural resources. FTX engages in such activities primarily through the following entities: Freeport-McMoRan Copper & Gold Inc. ("FCX"), a Delaware Corporation in which FTX owns an approximate 69.77% interest; Freeport-McMoRan Resource Partners, Limited Partnership ("FRP"), a Delaware limited partnership in which the Company owns an approximate 51.31% interest; and Freeport-McMoRan Oil & Gas Company ("FMOG"), a division of
FTX. The Company's reportable industry segments for 1993 are metals, including copper, gold and silver (FCX); agricultural minerals, including sulphur, phosphate fertilizers and phosphate rock (FRP); and energy, including oil and natural gas (FMOG and FRP). For information with respect to industry segments, including foreign operations, export sales and major customers, see Note 10 to the financial statements of FTX and its consolidated subsidiaries referred to on page F-1 hereof (the "FTX
Financial Statements").

- --------------------
(*)The term "Company", as used in this report, shall include FTX, its divisions, and its direct and indirect subsidiaries and affiliates, or any one or more of them, unless the context requires FTX only.


                                  METALS

    The Company's metals segment is conducted by FCX. The principal operating subsidiary of FCX is P.T. Freeport Indonesia Company ("PT-FI"), a limited liability company organized under the laws of Indonesia and domesticated in Delaware. PT-FI engages in the exploration for and development, mining, and processing of copper, gold and silver in Indonesia and in the marketing of concentrates containing such metals worldwide. FCX believes that PT-FI has one of the lowest cost copper producing operations in the world, taking into account customary credits for related gold and silver production. FCX owns approximately 81.28% of the outstanding common stock of PT-FI. Of the remaining 18.72% of the outstanding PT-FI common stock, approximately 9.36% is owned by the Government of the Republic of Indonesia (the "Government") and approximately 9.36% is owned by an Indonesian corporation, P.T. Indocopper Investama Corporation, in which FCX owns a 49% interest. FCX also has a subsidiary, Eastern Mining Company, Inc., ("Eastern Mining") which in April 1993 was granted an exploration permit, giving it exclusive rights for a limited period to explore for minerals on 2.5 million acres adjacent to the 6.5 million acre exploration area covered by PT-FI's Contract of Work. In March 1993, FCX acquired a 65% interest in the capital stock of Rio Tinto Minera, S.A. ("RTM"), a company primarily engaged in the smelting and refining of copper concentrates in Spain. In December 1993, RTM redeemed the remaining 35% interest. For further information with respect to the business and properties of FCX, PT-FI, and RTM, reference is made to the discussion in the FCX Annual Report on Form 10-K for the year ended December 31, 1993, under the heading "Items 1 and 2. Business and Properties.", on pages 1 through 12, inclusive, incorporated herein by reference.

      As of March 15, 1994, there were issued and outstanding 63,803,313 shares of Class A Common Stock of which 1,547,700 shares were held by FTX and 142,129,602 shares of Class B Common Stock, all of which were held by FTX. FCX also has outstanding (i) 8,976,000 depositary shares owned by public investors, each of which represents 2-16/17 shares of 7% Convertible Exchangeable Special Preference Stock; (ii) 14,000,000 depositary shares owned by public investors, each of which represents 0.05 shares of Step-Up Convertible Preferred Stock; (iii) 6,000,000 depositary shares owned by public investors, each of which represents 0.05 shares of Gold-Denominated Preferred Stock; and (iv) 4,305,580 depositary shares owned by public investors, each of which represents 0.05 shares of its Gold-Denominated Preferred Stock, Series II. FCX's Class A Common Stock and Depositary Shares are traded on the New York Stock Exchange ("NYSE").

      PT-FI's operations are located in the rugged highlands of the Sudirman Mountain Range in the province of Irian Jaya, Indonesia, located on the western half of the island of New Guinea. Over the last 25 years, PT-FI has met an extraordinary combination of engineering and construction challenges to develop its mining and milling complex and supporting infrastructure in one of the least explored areas in the world. PT-FI's largest mine, Grasberg, discovered in 1988, contains the largest single gold reserve and one of the three largest open-pit copper reserves of any mine in the world. In order to develop the Grasberg deposit, PT-FI undertook an expansion program in stages, initially from 20,000 metric tons of ore per day ("MTPD") to 57,000 MTPD. Expansion from 57,000 MTPD to 66,000 MTPD was completed in 1993 ahead of schedule and within budget. PT-FI has begun work on a further expansion of its overall mining and milling rate to 115,000 MTPD which is expected to be completed by year-end 1995 and to result in annual production rates approaching 1.1 billion pounds of copper and 1.5 million ounces of gold.

      PT-FI's proved and probable ore reserves at December 31, 1993, were
26.8 billion recoverable pounds of copper, 39.1 million recoverable ounces of gold and 76.7 million recoverable ounces of silver. For further information concerning FCX's reserves of copper, gold and silver, and production, sales and average realized price information, see Note 11 to the FTX Financial Statements.


                           AGRICULTURAL MINERALS

     The Company's agricultural minerals segment is conducted through FRP and consists of the production, distribution and sale of phosphate fertilizers, the mining and sale of phosphate rock and the extraction of uranium oxide from phosphoric acid through its interest in IMC-Agrico Company, a Delaware General Partnership ("IMC-Agrico"); and the exploration for and mining, transportation and sale of sulphur. For further information with respect to the businesses and properties of FRP, reference is made to the discussion in the FRP Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 FRP Form 10-K"), under the heading "Items 1 and 2. Business and Properties.", on pages 1 through 13, inclusive, incorporated herein by reference.

      As the Administrative Managing General Partner of FRP, FTX exercises all management powers over the business and affairs of FRP. FTX also furnishes general executive, administrative, financial, accounting, legal, environmental, tax, research and development, sales and certain other services to FRP and is reimbursed by FRP for all direct and indirect costs in connection therewith. As of March 10, 1994, FTX owned general and limited partnership interests that constituted an approximate 51.31% interest in FRP, with the remaining interest being publicly owned and traded on the NYSE. The public unitholders are entitled, through the cash distribution for the fourth quarter of 1996, to receive minimum quarterly distributions prior to any distribution on the partnership units held by FTX and FMRP Inc., a Managing General Partner and Special General Partner. Prior to the completion of Main Pass Block 299 ("Main Pass"), FRP pursued a policy of funding the cash distribution to unitholders from asset sales and borrowings, in addition to distributable cash from operations. However, with the completion of the Main Pass development, FRP no longer intends to supplement distributable cash with borrowings. For further information, see Note 2 to the FTX Financial Statements.

      On July 1, 1993, FRP and IMC Fertilizer, Inc. ("IMC") contributed their respective phosphate fertilizer businesses, including the mining and sale of phosphate rock and the production, distribution and sale of phosphate chemicals, uranium oxide and related products, to IMC-Agrico.
At the time, FRP and IMC were among the largest integrated phosphate fertilizer producers in the world and both were among the lowest cost producers. As a result of the formation of IMC-Agrico, FRP expects that it and IMC together will be able to achieve by the middle of 1995 at least $95 million per year of savings in aggregate production costs and selling, administrative and general expenses.

      FRP has completed development of the Main Pass sulphur and oil reserves which it discovered in 1988 and in which it has a 58.3% interest. Sulphur production at minimal levels began during the second quarter of 1992. Sulphur production achieved full design operating rates of 5,500 long tons per day (approximately 2 million long tons per year) on schedule in December 1993, and has since sustained production at or above that level. For further information concerning FRP's reserves of sulphur and phosphate rock and sales information, see Note 11 to the FTX Financial Statements.


                                  ENERGY
Oil and Natural Gas
- -------------------

     The Company engages in the exploration and development of oil and gas(*) properties and the production and sale of oil and gas in the continental United States primarily through FMOG. In the international arena, the Company conducts oil and gas operations through subsidiaries. During 1993, the Company engaged in domestic oil and gas exploration, development and/or production primarily in the Gulf of Mexico, offshore Louisiana and Texas, onshore Louisiana and engaged in international exploration.

- --------------------
(*) As used hereinafter, "oil" refers to crude oil, condensate and natural gas liquids, and "gas" refers to natural gas.


     The principal FTX oil interest is held by FRP, which is engaged in the development and production of oil reserves at Main Pass associated with the same caprock reservoir as the sulphur reserves. The Main Pass property consists of 1,125 gross acres (656 acres net to FRP). FRP currently estimates remaining proved recoverable oil reserves at Main Pass as of December 31, 1993 to be 20.8 million barrels (10 million barrels net to FRP). The development and production of these reserves are being conducted by FMOG on behalf of FRP, as operator of the joint venture, pursuant to a management services agreement. Oil production commenced in the fourth quarter of 1991 and averaged approximately 19,400 barrels per day (9,400 barrels per day net to FRP) during 1993. For further information with respect to Main Pass and FTX's interest in FRP, see the heading "Agricultural Minerals" above. For further information with respect to the businesses and properties of FRP, reference is made to the discussion in the 1993 FRP Form 10-K under the heading "Items 1 and 2. Business and Properties.", on pages 1 through 13, inclusive, incorporated herein by reference.

      For information relating to estimates of the Company's net interests in proved oil reserves, sales and average realized price, see Note 11 to the FTX Financial Statements. No favorable or adverse event or major discovery has occurred since December 31, 1993, that the Company believes would cause a significant change in estimated proved reserves.

      The Company's capitalized oil and gas exploration and development expenditures (including those attributable to minority interests) were $40.4 million in 1993.

Geothermal
- ----------

     In April 1993, FRP sold its remaining interests in producing geothermal properties for $63.5 million to Calpine Corporation, consisting of $23 million in cash and interest-bearing notes totaling $40.5 million, recognizing a $31 million charge to expense and recording a $9 million charge for impairment of its undeveloped geothermal properties. These notes provided that the entire principal amount could be repaid at a discount according to a specified schedule. FRP received a prepayment of $36.9 million, including accrued interest, in February 1994, which represented full payment on these notes.

      In 1993 FRP sold its undeveloped geothermal energy assets located in the Salton Sea area of the Imperial Valley of southern California to Magma Power Company, and certain of its affiliates, for consideration consisting of a current cash payment and the right to future payments based on the development of geothermal projects on its former leases. FRP still retains its undeveloped geothermal energy assets located in the Medicine Lake area of northern California.


                         RESEARCH AND DEVELOPMENT

     In February 1993, FTX outsourced its corporate engineering, research and development, corporate environmental and corporate safety functions and, to that end, contracted with a new company initially owned and staffed by former employees of FTX, Crescent Technology, Inc. ("Crescent"), that furnishes similar services to the Company. Crescent owns and operates laboratory and pilot plant facilities at Belle Chasse, Louisiana, where mineral analyses, metallurgical work and other research and testing are conducted which contribute to the Company's commercial operations. Additionally, Crescent maintains engineering and mine development groups in New Orleans, Louisiana, which provide the engineering, design and construction supervision activities required to implement new ventures and apply improvements to existing operations.


                           ENVIRONMENTAL MATTERS

     The Company has a history of commitment to environmental responsibility. Since the 1940s, long before the general public recognized the importance of maintaining environmental quality, the Company has conducted preoperational, bioassay, marine ecological and other environmental surveys to ensure the environmental compatibility of its operations. The Company's Environmental Policy commits its operations to full compliance with applicable laws and regulations, and prescribes the use of periodic environmental audits of all domestic facilities to evaluate compliance status and to communicate that information to management. FTX has contracted with Crescent to develop and implement corporatewide environmental programs and to study and implement methods to reduce discharges and emissions. For information concerning the outsourcing of certain of FTX's functions, see "Research and Development" above.

      The Company's domestic operations are subject to federal, state and local laws and regulations relating to the protection of the environment. Exploration, mining, development and production of natural resources, and chemical processing operations of the Company, like similar operations of other companies, may affect the environment. Moreover, such operations may involve the extraction, handling, production, processing, treatment, storage, transportation and disposal of materials and waste products which, under certain conditions, may be toxic or hazardous, and expressly regulated under environmental laws. Present and future environmental laws and regulations applicable to Company operations may require substantial capital expenditures or affect the Company's operations in other ways that cannot now be accurately predicted.

      The Company has made, and continues to make, expenditures with respect to its operations for the protection of the environment. In 1992, at a cost of $35.7 million, FRP completed the replacement of two sulphuric acid production units at an existing fertilizer plant thereby substantially reducing air emissions and increasing plant efficiency. As successor to FRP, IMC-Agrico completed at the end of 1993, at a cost of $27 million, an innovative drainage and cover plan for phosphogypsum storage areas in Louisiana to substantially reduce substances in wastewater discharged from its fertilizer operations, while at the same time increasing the capacity of these storage areas. Future operations of this kind are projected to require additional investments of $30 million between 1994 and 2004.

      Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls. On analyzing its operations in relation to current and anticipated environmental requirements, the Company does not expect that these investments will have a significant impact on its future operations or financial condition. For further information with respect to environmental matters, reference is made to the information set forth in
Item 7 below.


                                 EMPLOYEES

     As of December 31, 1993, the Company had a total of 7,658 employees, compared with 7,957 employees at year-end 1992. Approximately 40% of PT-FI's Indonesian employees are members of the All Indonesia Workers' Union, which operates under governmental supervision, with which a labor agreement covering PT-FI's hourly-paid Indonesian employees runs until September 30, 1995. There were no work stoppages in 1993, and relations with the unions have generally been good. Approximately 82% of RTM's employees are covered by union contracts. RTM experienced limited work stoppages in 1993, but relations with these unions have generally been good. The management of the Company believes that it has good relations with all other personnel employed in its domestic and international operations.

Item 3.  Legal Proceedings.
- ---------------------------

     Although the Company may be from time to time involved in various legal proceedings of a character normally incident to the ordinary course of its businesses, the Company believes that potential liability in any such pending or threatened proceedings would not have a material adverse effect on the financial condition or results of operations of the Company. FTX maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its businesses as well as other insurance coverages customary in its businesses, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

     Not applicable.


Executive Officers of the Registrant.
- -------------------------------------

     Listed below are the names and ages, as of March 15, 1994, of the present executive officers of FTX together with the principal positions and offices with FTX held by each. All officers of FTX serve at the pleasure of the Board of Directors of FTX.


        Name                    Age              Position or Office
        ----                    ---              ------------------

 James R. Moffett                55            Chairman of the Board and
                                                 Chief Executive Officer
 Rene L. Latiolais               51            President and Chief Operating
                                                 Officer
 George A. Mealey                60            Executive Vice President
 John G. Amato                   50            General Counsel
 Richard C. Adkerson             47            Senior Vice President
 Richard H. Block                43            Senior Vice President
 Thomas J. Egan                  49            Senior Vice President
 Charles W. Goodyear             36            Senior Vice President
 W. Russell King                 44            Senior Vice President

       The individuals listed above, with the exceptions of Messrs. Adkerson, Amato, and Goodyear, have served the Company in various executive capacities for at least the last five years. Until 1989, Mr. Adkerson was a partner in Arthur Andersen & Co., an independent public accounting firm, and Mr. Goodyear was a Vice President of Kidder, Peabody & Co. Incorporated, an investment banking firm. During the past five years, and prior to that period, Mr. Amato has been engaged in the private practice of law and has served as outside counsel to the Company.


                                    PART II
                                    ---------

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
 -----------------------------------------------------------------------
          Matters.
          --------

     The information set forth under the captions "Common Shares" and "Common Share Dividends", on the inside back cover of FTX's 1993 Annual Report to stockholders, is incorporated herein by reference. As of March 10, 1994, there were 26,596 record holders of FTX's common stock.


Item 6.  Selected Financial Data.
- ---------------------------------

    The information set forth under the caption "Financial Highlights" on page 1 of FTX's 1993 Annual Report to stockholders, is incorporated herein by reference.

      FTX's ratio of earnings to fixed charges for each of the years 1989 through 1993, inclusive, was 2.5x, 5.6x, 1.6x, 2.5x and a shortfall of $239.1 million, respectively. For this calculation, earnings are income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges are interest, that portion of rent deemed representative of interest and the preferred stock dividend requirements of majority-owned subsidiaries.

Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations.
         ---------------------

ORE RESERVE ADDITIONS AND ONGOING EXPLORATION PROGRAM
Total estimated proved and probable recoverable reserves at P.T. Freeport Indonesia Company (PT-FI), Freeport-McMoRan Copper & Gold Inc.'s (FCX) principal operating unit, have increased since December 31, 1992, by 5.9 billion pounds of copper (a 28 percent increase), 7.0 million ounces of gold (a 22 percent increase), and 32.0 million ounces of silver (a 72 percent increase), bringing PT-FI's total year-end 1993 estimated proved and probable recoverable reserves to 26.8 billion pounds of copper, 39.1 million ounces of gold, and 76.7 million ounces of silver. The increases, net of production during the year, were added primarily at the Grasberg deposit, but also include additions at the underground mine at the DOZ (Deep Ore Zone) deposit and the recently discovered Big Gossan deposit.

     In addition to continued delineation of the Grasberg deposit and other deposits including Big Gossan, PT-FI is proceeding with its ongoing exploration program for mineralization within the original mining area. During 1993, PT-FI initiated helicopter-supported surface drilling of the Wanagon gold/silver/copper prospect, located 1.5 miles northwest of Big Gossan and 2 miles southwest of Grasberg, where seven holes were drilled. Significant copper mineralization has been encountered below the 2,900 meter elevation.

     Preliminary exploration of the new contract of work area (New COW
Area) has indicated numerous promising targets. Extensive stream sediment sampling within the new acreage has generated analytical results which are being evaluated. This sampling program, when coupled with regional mapping completed on the ground and from aerial photographs, has led to the outlining of over 50 exploration targets. PT-FI has also completed a fixed-wing air-magnetometer survey of the entire New COW Area. Detailed follow-up exploration of these anomalies by additional mapping and sampling and through the use of both aerial and ground magnetic surveys is now in progress. Systematic drilling of these targets has already commenced with significant mineralization being discovered at several prospects. Additional drilling is required to determine if any of these are commercially viable. Initial surface and stream sampling began on an additional 2.5 million acres, just north and west of our existing COW area, on which an affiliate has an exploration permit and a pending COW.

1993 RESULTS OF OPERATIONS COMPARED WITH 1992

                                                     1993         1992
                                                   --------     --------
                                                       (In Millions,
                                                 Except Per Share Amounts)

 Revenues                                          $1,610.6     $1,654.9
 Operating income (loss)                              (93.4)(a)    251.9
 Net income (loss) applicable to common stock        (126.2)(b)    169.1(c)
 Net income (loss) per primary share                   (.89)(b)      1.17(c)
 Earnings by sources:(d)
   Metals                                            $173.5       $283.6
   Agricultural minerals                              (55.9)        18.0
   Energy                                             (39.7)       (28.2)
   Other                                              (37.8)       (19.9)
                                                   --------     --------
      Segment earnings                               $ 40.1       $253.5
                                                   ========     ========

a. Includes a pretax charge of $196.4 million related to restructuring the administrative organization, the loss on the sale of the Freeport-McMoRan Resource Partners, Limited Partnership (FRP) producing geothermal assets, the charge to expense for the recoverability of certain assets, and adjustments to general and administrative expenses and production and delivery costs discussed below, net of the gain on the sale of a nonproducing oil and gas property and certain previously mined phosphate rock acreage (Note 4).
b. Includes a $37.5 million charge ($.25 per share) related to the items discussed in Note A, net of a gain on the conversion of FCX notes (Note
   5). Also includes a $20.7 million charge ($.15 per share), after taxes and minority interests, for the cumulative effect of the changes in accounting principle (Note 1).
c. Includes a $134.7 million gain ($.93 per share) on the sale/conversion of FCX securities (Notes 2 and 5).
d. Operating income plus other income, less provision for restructuring charges and the gain/loss on valuation and sale of assets from the Statements of Operations.

     After discussions with the staff of the Securities and Exchange Commission (SEC), Freeport-McMoRan Inc. (FTX or the Company) is reclassifying certain expenses and accruals previously recorded in 1993 as restructuring and valuation of assets. In response to inquiries, the Company advised the SEC staff that $27.4 million originally reported as restructuring and valuation of assets represented the cumulative effect of changes in accounting principle resulting from the adoption of the new accounting policies that the Company considered preferable, as described in
Note 1 to the financial statements. The Company also informed the SEC staff of the components of other charges included in the amount originally reported as restructuring and valuation of assets. The Company concluded that the reclassification and the related supplemental disclosures more accurately reflect the nature of these charges to 1993 net income in accordance with generally accepted accounting principles. These reclassifications had no impact on net income or net income per share.

     FTX incurred a net loss applicable to common stock for 1993 of $126.2 million compared with income of $169.1 million for 1992. Excluding the items footnoted in the table above, 1993 earnings reflected reduced earnings from its metals and agricultural minerals business segments, generally caused by lower product realizations (see operating statistics in Note 11 to the financial statements). The reduction in general and administrative expenses reflects the initial benefits from the restructuring during the first half of 1993. Interest expense increased, as no interest was capitalized on the Main Pass sulphur operations subsequent to it becoming operational for accounting purposes in July 1993. FTX's 1993 effective tax rate for operations (excluding the net credit attributable to the nonrecurring items) rose due to the higher portion of income from FTX's metals operations in Indonesia, where the effective tax rate is higher, and from a $15.7 million loss at Rio Tinto Minera, S.A.
(RTM) for which no tax benefit is recorded. Additionally, minority interests' share of net income was impacted by an increase in FCX's preferred stock dividend requirements following the issuance of additional FCX preferred stock during 1993 (Note 2).

     FTX recognized its proportionate share of FRP's earnings, including the recognition of a portion of the gain deferred by FTX (Note 2), during 1993 and 1992. If in future quarters FTX were to receive no distributions from FRP, the deferred gain would be fully recognized in the third quarter of 1994. Subsequent to the recognition of the balance of the deferred gain, when FRP distributions are not paid to FTX in any quarter, FTX will recognize a smaller share of any FRP net income, or a larger share of any FRP net loss, than that which would be recognized based on FTX's ownership interest in FRP.

Restructuring Activities. During the second quarter of 1993, FTX undertook a restructuring of its administrative organization. This restructuring represented a major step by FTX to lower its costs of operating and administering its businesses in response to weak market prices of the commodities produced by its operating units. As part of this restructuring, FTX significantly reduced the number of employees engaged in administrative functions, changed its management information systems (MIS) environment to achieve efficiencies, reduced its needs for office space, outsourced a number of administrative functions, and implemented other actions to lower costs. As a result of this restructuring process, the level of FTX's administrative cost has been reduced substantially over what it would have been otherwise, which benefit will continue in the future. However, the restructuring process entailed incurring certain one-time costs by FTX.

     FTX's restructuring costs totaled $67.1 million, consisting of the following: $30.3 million for personnel related costs; $15.0 million relating to excess office space and furniture and fixtures resulting from the staff reduction; $8.2 million relating to the cost to downsize its computing and MIS structure; $4.8 million of deferred charges relating to FTX's and PT-FI's credit facilities which were substantially revised in June 1993; and $8.8 million related to costs directly associated with the formation of IMC-Agrico Company, discussed below. As of December 31, 1993, the remaining accrual for these restructuring costs was approximately $7 million.

     In connection with the restructuring project, FTX changed its accounting systems and undertook a detailed review of its accounting records and valuation of various assets and liabilities. As a result of this process, FTX recorded charges totaling $65.1 million, comprised of the following: (a) $26.2 million of production and delivery costs consisting of $10.4 million for revised estimates of prior year costs; $6.3 million for revised estimates of environmental liabilities; $5.0 for materials and supplies inventory obsolescence; and $4.5 million of adjustments in converting accounting systems, (b) $18.7 million of depreciation and amortization costs consisting of $11.5 million for estimated future abandonment and reclamation costs and $7.2 million for the write-down of miscellaneous properties, (c) $4.4 million of exploration expenses for the write-down of an unproved oil and gas property, and (d) $15.8 million of general and administrative expenses consisting of $9.4 million to downsize FTX's computing and MIS structure and $6.4 million for the write-off of miscellaneous assets.

Metals Operations. The Company's metals segment operations are conducted through its affiliate FCX, and FCX's operating units PT-FI and RTM. FCX contributed 1993 earnings of $173.5 million on revenues of $925.9 million compared with earnings of $283.6 million on revenues of $714.3 million for 1992. Significant items impacting the segment earnings are as follows (in millions):

Metals earnings - 1992                                      $283.6
Major increases (decreases)
  RTM revenues                                               288.4
  Elimination of intercompany sales                          (47.7)
  Concentrate:
    Realizations:
  Copper                                                     (84.7)
  Gold                                                        14.7
    Sales volumes:
  Copper                                                      (5.5)
  Gold                                                        30.2
  Treatment charges                                           23.6
  Adjustments to prior year concentrate sales                (13.0)
  Other                                                        5.6
                                                            ------
    Revenue variance                                         211.6
    Cost of sales                                           (277.8)*
    Exploration expenses                                     (21.6)
    General and administrative and other                     (22.3)*
                                                            ------
                                                            (110.1)
                                                            ------
Metals earnings - 1993                                      $173.5
                                                            ======

* Includes $10.0 million in cost of sales and $6.3 million in general and administrative expenses resulting from the restructuring project discussed above.

     Revenues in 1993 increased as a result of the acquisition of RTM, adding sales of copper cathodes and anodes ($204.9 million), gold bullion ($57.4 million), and other products ($26.1 million). Excluding RTM, revenues declined 4 percent when compared to 1992. Copper price realizations, taking into account PT-FI's $.90 per pound price protection program, were 12 percent lower than in 1992, but gold price realizations were up 6 percent. Although ore production averaged 62,300 metric tons of ore milled per day (MTPD) in 1993 (8 percent higher than in 1992), copper sales volumes decreased slightly from 1992 primarily because of sales from inventory in 1992. Gold sales volumes in 1993 benefited from significantly higher fourth-quarter 1993 gold grades (a 46 percent increase over fourth-quarter 1992 and a 38 percent increase over third-quarter 1993), which are not anticipated to continue in 1994, and an increase in gold recovery rates for the year which improve with higher gold grades. Revenues also benefited from a decline in treatment charges of 3.4 cents per pound from 1992, resulting from a tightening in the concentrate market as the industry's inventories were reduced for much of 1993. Additionally, lower copper prices led to lower treatment charges since these charges vary with the price of copper. Adjustments to prior year concentrate sales include changes in prices on all metals for prior year open sales as well as the related impact on treatment charges. Open copper sales at the beginning of 1993 were recorded at an average price of $1.04 per pound, but subsequently were adjusted downward as copper prices fell during the year, negatively impacting 1993 revenues. As of December 31, 1993, 213.4 million pounds of copper remained to be contractually priced during future quotational periods. As a result of PT-FI's price protection program, discussed below, these pounds are recorded at $.90 per pound. The copper price on the London Metal Exchange (LME) was $.84 per pound on February 1, 1994.

     In June 1993, two of PT-FI's four mill level ore passes caved, resulting in a blockage of a portion of the ore pass delivery system. The blockage's primary effect was to limit mill throughput to approximately 40,700 MTPD for approximately eight weeks. The impact of the blockage was minimized by using an ore stockpile adjacent to the mill and installing conveyors to alternative ore pass systems. The ore pass blockage has been rectified through the temporary use of alternative delivery systems and by-passes. A permanent delivery system is expected to be in service by mid-1994. The copper recovery rate for 1993 was adversely affected because the ore milled from the stockpile contained higher than normal oxidized copper, which yields lower copper recoveries. The Company's insurance policies are expected to cover the property damage and business interruption claims relative to the blockage.

     PT-FI's unit site production and delivery costs, excluding $10.0 million of charges related to the restructuring project, increased slightly from 1992 primarily as a result of costs incurred in connection with the ore pass blockage and an increase in production overhead costs related to expansion activities. Unit cash production costs declined significantly to
31.1 cents per pound in 1993 from 40.7 cents per pound in 1992, benefiting from higher gold and silver credits, lower treatment charges, and reduced royalties primarily due to lower copper prices on which such royalties are based. PT-FI's depreciation rate increased from 7.4 cents per recoverable pound during 1992 to 8.3 cents in 1993, reflecting the increased cost relating to the 66,000 MTPD expansion. As a result of the reserve additions discussed earlier, PT-FI's depreciation rate is expected to decrease to 7.5 cents per recoverable payable pound for 1994, absent any other significant changes in ore reserves. In addition, FCX is amortizing costs in excess of book value ($2.4 million of amortization in 1993) relating to certain capital stock transactions with PT-FI. Amortization of these excess costs is expected to be $3.6 million per year starting in 1994.

     Exploration expenditures in Irian Jaya totaled $31.7 million in 1993, compared to $12.2 million in 1992 and are projected to be approximately $35 million in 1994. Exploration expenditures in Spain are expected to be approximately $6 million in 1994.

     FCX's general and administrative expenses increased from $68.5 million in 1992 to $81.4 million in 1993 primarily because of the increased personnel and facilities needed due to the expansion at PT-FI and the acquisition of RTM. Included in the 1993 expense is $5.0 million at RTM (since its acquisition in March 1993) and charges totaling $6.3 million resulting from the restructuring project discussed above. Further increases in general and administrative expenses are anticipated in conjunction with continuing expansion at PT-FI. Metals segment general and administrative expenses, including those of RTM, are currently expected to increase by approximately 25 percent in 1994.

     PT-FI's copper concentrates, which contain significant amounts of recoverable gold and silver, are sold primarily under long-term sales agreements which accounted for virtually all of PT-FI's 1993 sales. PT-FI has commitments from various parties to purchase virtually all of its estimated 1994 production. Concentrate sales agreements provide for provisional billings based on world metals prices, primarily the LME, generally at the time of loading. As is customary within the industry, sales under these long-term contracts usually "final-price" within a few months of shipment. Certain terms of the long-term contracts, including treatment charges, are negotiated annually on a portion of the tonnage to reflect current market conditions. Treatment charges have declined during 1993 as a result of the tightening in the concentrate market and are expected to remain at or below 1993 levels. RTM has commitments from most of its suppliers for 1994 treatment charge rates in excess of current spot market rates.

     The increased production at PT-FI has required it to market its concentrate globally. Its principal markets include Japan, Asia, Europe, and North America. PT-FI's mill throughput is currently forecast to be approximately 67,000 MTPD for 1994 as it continues to integrate new mill equipment for the expansion to 115,000 MTPD. Current estimates for 1994 production are approximately 700 million pounds of copper and 780,000 ounces of gold for PT-FI and 165,000 ounces of gold at RTM. RTM, whose smelter can be expanded, was acquired to provide low-cost smelter capacity for a portion of PT-FI's concentrate and to improve PT-FI's competitive position in marketing concentrate to other parties.

     During 1993, copper prices dropped to their lowest levels since 1987, reflecting lower demand caused by the continuing global recession, but recovered to a level in excess of $.80 per pound. Prices for copper, gold, and silver are influenced by many factors beyond the Company's control and can fluctuate sharply. PT-FI has a price protection program for virtually all of its estimated copper sales to be priced in 1994 at an average floor price of $.90 per pound of copper, while allowing full benefit from prices above this amount. Based on projected 1994 PT-FI copper sales of approximately 720 million pounds, a 1 cent per pound change in the average annual copper price received over $.90 per pound would have an approximately $6 million effect on pretax operating income and cash flow. Based on projected 1994 gold sales of approximately 800,000 ounces by PT-FI, a $10 per ounce change in the average annual gold price received would have an approximately $8 million effect on pretax operating income and cash flow.

Agricultural Minerals Operations. FRP and IMC Fertilizer, Inc. (IMC) formed a joint venture (IMC-Agrico Company), effective July 1, 1993, for their respective phosphate fertilizer businesses, including phosphate rock and uranium. IMC-Agrico Company is governed by a policy committee having equal representation from each company and is managed by IMC. Combined annual savings of at least $95 million in production, marketing, and general and administrative costs are expected to result from this transaction, the full effect beginning by the end of the second year of operations. The operating efficiencies achievable by the joint venture should enable it to generate positive cash flow in a low-price environment, such as that experienced in 1993, and to be in a position to earn significant profits if product prices rise to historical levels. As discussed above and in Note 4 to the financial statements, significant restructuring charges were recorded in connection with this transaction.

     As a result of the joint venture, FRP is engaged in the phosphate rock mining, fertilizer production, and uranium oxide extraction businesses only through IMC-Agrico Company. FRP will continue to operate its sulphur and oil businesses. FRP has varying sharing ratios in IMC-Agrico Company, as discussed in Note 2 to the financial statements, which were based on the projected contributions of FRP and IMC to the cash flow of the joint venture and on an equal sharing of the anticipated savings.

     FRP transferred the assets it contributed to IMC-Agrico Company at their book carrying cost and proportionately consolidates its interest in IMC-Agrico Company. As a result, FRP's operating results subsequent to the formation of IMC-Agrico Company vary significantly in certain respects from those previously reported. Phosphate fertilizer realizations and unit production costs were fundamentally changed as the majority of the FRP contributed fertilizer production facilities are located on the Mississippi River, whereas the IMC contributed fertilizer production facilities are located in Florida. Fertilizer produced on the Mississippi River commands a higher sales price in the domestic market because of its proximity to markets; however, raw material transportation costs at the Florida facilities are lower for phosphate rock, partially offset by increased sulphur transportation costs.

     The Company's agricultural minerals segment, which includes FRP's fertilizer, phosphate rock, and sulphur businesses, reported a loss of $55.9 million on revenues of $619.3 million for 1993 compared with earnings of $18.0 million on revenues of $799.0 million for 1992. Significant items impacting the segment earnings are as follows (in millions):


 Agricultural minerals earnings - 1992                       $ 18.0
 Major increases (decreases)
   Sales volumes                                              (67.4)
   Realizations                                              (103.2)
   Other                                                       (9.1)
                                                             ------
     Revenue variance                                        (179.7)
   Cost of sales                                               81.4*
   General and administrative and other                        24.4*
                                                             ------
                                                              (73.9)
                                                             ------
 Agricultural minerals earnings - 1993                       $(55.9)
                                                             ======

* Includes $17.5 million in cost of sales and $7.3 million in general and administrative expenses resulting from the restructuring project discussed above.

     Weak industrywide demand and changes attributable to FRP's participation in IMC-Agrico Company resulted in FRP's 1993 reported sales volumes for diammonium phosphate (DAP), its principal fertilizer product, declining 17 percent from that of a year-ago. The weakness in the phosphate fertilizer market prompted IMC-Agrico Company to make strategic curtailments in its phosphate fertilizer production. However, late in the year increased export purchases contributed to a rise in market prices, helping to rekindle domestic buying interests which had been unwilling to make purchase commitments. The increased demand, coupled with low industrywide production levels, caused reduced inventory levels. Late in 1993, IMC-Agrico Company increased its production levels in response to the improving markets and projected domestic and international demand for its fertilizer products. Unit production cost, excluding charges related to the restructuring project, declined from 1992 reflecting initial production efficiencies from the joint venture, reduced raw material costs for sulphur, and lower phosphate rock mining expenses, partially offset by increased natural gas costs and lower production volumes. FRP's realization for DAP was lower reflecting the near 20-year low prices realized during 1993 as well as an increase in the lower-priced Florida sales by IMC-Agrico Company.

     FRP believes that the outlook for 1994 is for improved prices caused by more normal market demand. Spot market prices improved from a low of nearly $100 per short ton of DAP (central Florida) in July 1993 to just over $140 per ton by year end. Industry inventories at year end were below average levels, despite a fourth quarter rebound in industry production. Export demand is expected to remain at more normal levels during the first half of 1994, with China, India, and Pakistan expected to be active purchasers. Additionally, domestic phosphate fertilizer demand is expected to benefit from increased corn acreage planted due to lower government set-asides and to increased fertilizer application rates necessitated by the widespread flooding that caused a depletion of nutrients in a number of midwestern states.

     FRP's proportionate share of the larger IMC-Agrico Company phosphate rock operation caused 1993 sales volumes to increase from 1992, with IMC-Agrico Company operating its most efficient facilities to minimize costs.

     Combined sulphur production from the Caminada and Main Pass mines increased compared with 1992; however, sales volumes declined 16 percent, primarily because of reduced purchases by IMC-Agrico Company resulting from its curtailed fertilizer production. Due to the significant decline in the market price of sulphur, FRP recorded a second-quarter 1993 noncash charge to earnings (not included in segment earnings) for the excess of capitalized cost over expected realization of its non-Main Pass sulphur assets, primarily the Caminada sulphur mine (Note 4). Due to significant improvements in Main Pass sulphur production, FRP ceased the marginally profitable Caminada operations in January 1994. The shutdown of Caminada will have no material impact on FTX's reported earnings. Although reduced global demand has forced production cutbacks worldwide, sulphur prices remain depressed. A rebound in price is not expected until demand improves.

     At Main Pass, sulphur production increased significantly during 1993 and achieved, on schedule, full design operating rates of 5,500 tons per day (approximately 2 million tons per year) in December 1993 and has since sustained production at or above that level. As a result of the production increases, Main Pass sulphur became operational for accounting purposes beginning July 1, 1993. Recognizing Main Pass sulphur operations in income and discontinuing associated capitalized interest did not affect cash flow, but adversely affected reported operating results.

Oil and Gas Operations. During the second quarter of 1992, FTX transferred substantially all of its non-Main Pass oil and gas properties to FM Properties Inc. (FMPO), whose shares were distributed to FTX shareholders. Currently, FTX's oil and gas operations (excluding Main Pass oil operations) involve exploring for new reserves. These activities generated a 1993 loss of $38.2 million, including exploration expense of $22.3 million and $11.5 million of charges resulting from the restructuring project, compared with a 1992 loss of $32.8 million, including exploration expense of $18.3 million. In July 1993, FTX sold its interest in the recently discovered undeveloped reserves at East Cameron Blocks 331/332, offshore Louisiana in the Gulf of Mexico, for $95.3 million cash, recognizing a pretax gain of $69.1 million (not included in segment earnings). FTX had drilled seven development wells, then sold the property before setting permanent production facilities.

     Main Pass oil operations achieved the following:


                                       1993         1992
                                    ---------    ---------
 Sales (barrels)                    3,443,000    4,884,000
 Average realized price                $14.43       $15.91
 Earnings (in millions)                 $(1.5)        $4.6


     Since completion of development drilling in mid-April 1993, oil production for the Main Pass joint venture (in which FRP owns a 58.3 percent interest) increased significantly, averaging over 20,000 barrels per day for December 1993. Production for 1994 is expected to approximate that of 1993 if water encroachment follows current trends, with the anticipated drilling of additional wells (estimated to cost FRP approximately $4 million) offsetting a production decline in existing wells. Due to the dramatic decline in oil prices at year-end, FRP recorded a $60.0 million charge to earnings (not included in segment earnings) reflecting the excess net book value of its Main Pass oil investment over the estimated future net cash flow to be received. Future price declines, increases in costs, or negative reserve revisions could result in an additional charge to future earnings.


CAPITAL RESOURCES AND LIQUIDITY
Cash flow from operating activities declined in 1993 to $117.3 million from $339.6 million for 1992, due to lower income from operations partially offset by working capital changes. Net cash used in investing activities was $429.0 million compared with $885.5 million for 1992. Increased metals capital expenditures were incurred associated with PT-FI's expansion whereas lower capital expenditures were incurred at Main Pass and in FRP's agricultural minerals operations, due to completion of development projects in 1992. Asset sales generated proceeds of $145.2 million during 1993, whereas 1992 included a use of $211.9 million for the purchase of an indirect interest in PT-FI. Net cash used in financing activities was $29.5 million, whereas 1992 provided net cash of $837.3 million. The 1993 period includes $561.1 million of proceeds from the FCX preferred stock offerings, whereas 1992 includes $1.3 billion of proceeds from equity security offerings. Increased distributions to minority interest holders of FCX and FRP securities as a result of the equity sales during 1993 and 1992 were offset by reduced FTX common stock purchases. Net long-term debt repayments were $159.5 million in 1993 versus net borrowings of $53.7 million in 1992.

     Cash flow from operations for 1992 totaled $339.6 million, up from $249.9 million in 1991, as increased income from operations was partially offset by working capital changes. Net cash used in investing activities increased to $885.5 million in 1992 compared with $408.0 million for 1991, primarily due to the purchase of the indirect PT-FI interest partially offset by lower overall capital expenditures, while 1991 included $461.5 million in proceeds from the sale of oil and gas assets. Cash flow from financing activities totaled $837.3 million in 1992 compared with $200.1 million in 1991, reflecting increased issuance of equity securities by FTX and its affiliates, receipt of proceeds from the 1991 sale of PT-FI common shares, and net long-term borrowings, partially offset by increased FTX common stock purchases and cash dividends on FTX stock and distributions to minority interests due to the additional FTX preferred stock and FRP and FCX equity securities issued during 1992.

     RTM's principal operations currently consist of a copper smelter. The FCX purchase proceeds will be used by RTM for working capital requirements and capital expenditures, including funding a portion of the expansion of its smelter production capacity (expected to cost approximately $50 million) from its current 150,000 metric tons of metal per year to 180,000 metric tons of metal per year by mid-1995. RTM is also studying further expansion of the smelter facilities to as much as 270,000 metric tons of metal production per year and is assessing the opportunity to expand its tankhouse operations from 135,000 metric tons per year to 215,000 metric tons per year. RTM's 1993 cash flow from operations was negative primarily due to cash requirements related to shutdown costs for RTM's gold mine.
RTM has relied on short-term credit facilities and the FCX purchase proceeds to fund this shortfall. RTM is currently evaluating financing alternatives to fund its short-term needs and to provide long-term funding for expansion. RTM's future cash flow is dependent on a number of variables including fluctuations in the exchange rate between the United States dollar and the Spanish peseta, future prices and sales volumes of gold, the size and timing of the smelter and tankhouse expansions, and the supply/demand for smelter capacity and its impact on related treatment and refining charges.

     During 1992, FCX established the Enhanced Infrastructure Project
(EIP). The full EIP (currently expected to involve aggregate cost of as much as $500 million to $600 million) includes plans for commercial, residential, educational, retail, medical, recreational, environmental and other infrastructure facilities to be constructed during the next 20 years for PT-FI operations. The EIP will develop and promote the growth of local and other third-party activities and enterprises in Irian Jaya through the creation of certain necessary support facilities. The initial phase of the EIP is under construction and is scheduled for completion in 1995. Additional expenditures for EIP assets beyond the initial phase depend on the long-term growth of PT-FI's operations and would be expected to be funded by third-party financing sources, which may include debt, equity or asset sales. As discussed in Note 9 to the financial statements, certain portions of the EIP and other existing infrastructure assets are expected to be sold in the near future to provide additional funds for the expansion to 115,000 MTPD.

     Through 1995, FTX's capital expenditures are expected to be greater than cash flow from operations. Upon completion of FCX's previously announced 115,000 MTPD expansion by year-end 1995, annual production is expected to approach 1.1 billion pounds of copper and 1.5 million ounces of gold. Completion of the FCX expansion, along with the additional cash flow generated through savings achieved by IMC-Agrico Company, are expected to enhance FTX's financial flexibility. Subsequently, capital expenditures will be determined by the results of FCX's exploration activities and ongoing capital maintenance programs. Estimated capital expenditures for 1994 and 1995 for the expansion to 115,000 MTPD, the initial phase of the EIP, ongoing capital maintenance expenditures, and the expansion of RTM's smelter to 180,000 metric tons of metal per year are expected to range from $850 million to $950 million and will be funded by operating cash flow, sales of existing and to-be-constructed infrastructure assets and a wide range of financing sources the Company believes are available as a result of the future cash flow from FTX's mineral reserve asset base. These sources include, but are not limited to, FTX's credit facility (Note 5) and the public and private issuances of securities.

     The new contract of work (New COW) contains provisions for PT-FI to conduct or cause to be conducted a feasibility study relating to the construction of a copper smelting facility in Indonesia and for the eventual construction of such a facility, if it is deemed to be economically viable by PT-FI and the Government of Indonesia. PT-FI has participated in a group assessing the feasibility of constructing a copper smelting facility in Indonesia. The New COW also provides that the Indonesian government will not nationalize the mining operations of PT-FI or expropriate assets of PT-FI. Disputes under the New COW are to be resolved by international arbitration. The 1967 Foreign Capital Investment Law, which expresses Indonesia's foreign investment policy, provides basic guarantees of remittance rights and protection against nationalization, a framework for incentives and some basic rules as to other rights and obligations of foreign investors.

     FTX is primarily a holding company and the principal sources of its cash flow are dividends and distributions from its ownership in FCX and FRP. FCX currently pays an annual cash dividend of 60 cents per share to FTX and to its public common shareholders. Management anticipates that this dividend will continue at this level through completion of the expansion in 1995, absent significant changes in the prices of copper and gold. FCX's Board of Directors determines its dividend payment on a quarterly basis and at its discretion may change or maintain the dividend payment. Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through the distribution for the quarter ending December 31, 1996 (the Preference Period) before any distributions may be made to FTX. FRP has announced that it no longer intends to supplement distributable cash with borrowings. Therefore, FRP's future distributions will be dependent on the distributions received from IMC-Agrico Company, which will primarily be determined by prices and sales volumes of its commodities and cost reductions achieved by its combined operations, and the future cash flow of FRP's oil and sulphur operations (including reclamation expenditures related to its non-Main Pass sulphur assets). On January 21, 1994, FRP declared a distribution of 60 cents per publicly held unit ($30.3 million) and 12 cents per FTX-owned unit ($6.2 million), bringing the total unpaid distribution due FTX to $239.2 million. Unpaid distributions will be recoverable from future FRP cash available for quarterly distributions as discussed in Note 2 to the financial statements. The January 1994 distribution included $30.9 million received from IMC-Agrico Company for its fourth-quarter 1993 distribution (including $9.3 million from working capital reductions) and $13.0 million in proceeds from the sale of certain previously mined phosphate rock acreage.

     In the past, including in 1993, the FTX Board of Directors has decided to borrow funds when the cash received from FCX, FRP, and asset sales was insufficient to pay dividends and cover FTX's other cash requirements for interest, general and administrative expenses, and oil and gas operations. These decisions reflected the Board's analyses of FTX's estimated future cash flow from the Company's large and long-lived mineral reserves, current and expected commodity price levels, its borrowing capacity, and its cash requirements in determining the dividend that the Board considers prudent. FTX's 10 7/8% Senior Subordinated Debentures potentially restrict dividend payments (Note 7); however, management has alternative courses of action that it plans to pursue to eliminate the effect of this restriction. If low commodity prices persist over an extended period, the Board can be expected to change the Company's dividend, in which event there may be a reduced dividend, a lower cash dividend supplemented by a property dividend in the form of securities in its publicly traded subsidiaries or, in an extreme case, an elimination of the dividend. If, however, the Company's cash flow from its mineral reserves increase significantly because of higher commodity prices or increased production levels, the Board is likely to raise future dividends over current levels.

     Management believes that operating cash flow, existing lines of credit ($425.0 million available as of February 1, 1994), selected asset sales, third-party financing, and discretion with respect to capital, exploration and development spending provides FTX with sufficient financial flexibility and capital resources to meet its anticipated cash requirements.

ENVIRONMENTAL
FTX has a history of commitment to environmental responsibility. Since the 1940s, long before public attention focused on the importance of maintaining environmental quality, FTX has conducted preoperational, bioassay, marine ecological, and other environmental surveys to ensure the environmental compatibility of its operations. FTX's Environmental Policy commits FTX's operations to full compliance with local, state, and federal laws and regulations, and prescribes the use of periodic environmental audits of all domestic facilities to evaluate compliance status and communicate that information to management. FTX has access to environmental specialists who have developed and implemented corporatewide environmental programs. FTX's operating units continue to study and implement methods to reduce discharges and emissions.

     Federal legislation (sometimes referred to as "Superfund") requires payments for cleanup of certain abandoned waste disposal sites, even though such waste disposal activities were performed in compliance with regulations applicable at the time of disposal. Under the Superfund legislation, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has responsibility pursuant to the legislation, if payments cannot be obtained from other responsible parties. Other legislation mandates cleanup of certain wastes at unabandoned sites. States also have regulatory programs that can mandate waste cleanup. Liability under these laws involves inherent uncertainties.

     FTX has received notices from governmental agencies that it is one of many potentially responsible parties at certain sites under relevant federal and state environmental laws. Further, FTX is aware of additional sites for which it may receive such notices in the future. Some of these sites involve significant cleanup costs; however, at each of these sites other large and viable companies with equal or larger proportionate shares are among the potentially responsible parties. The ultimate settlement for such sites usually occurs several years subsequent to the receipt of notices identifying potentially responsible parties because of the many complex technical and financial issues associated with site cleanup. FTX believes that the aggregation of any costs associated with these potential liabilities will not exceed amounts accrued and expects that any costs would be incurred over a period of years.

     The Company maintains insurance coverage in amounts deemed prudent for certain types of damages associated with environmental liabilities which arise from unexpected and unforeseen events and has an indemnification agreement covering certain acquired sites (Note 9).

     FTX has made, and will continue to make, expenditures at its operations for protection of the environment. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to FTX's operations may require substantial capital expenditures and may affect its operations in other ways that cannot now be accurately predicted.


1992 RESULTS OF OPERATIONS COMPARED WITH 1991
                                               1992         1991
                                            --------      --------
                                                (In Millions,
                                           Except Per Share Amounts)
Revenues                                    $1,654.9      $1,579.2
Operating income                               251.9         223.9
Net income applicable to common stock          169.1(a)       40.1(b)
Net income per primary share                     1.17(a)        .29(b)
Earnings by sources:(c)
  Metals                                      $283.6        $181.2
  Agricultural minerals                         18.0          78.9
  Energy                                       (28.2)         (6.0)
  Other                                        (19.9)         (6.6)
                                            --------      --------
    Segment earnings                          $253.5        $247.5
                                            ========      ========

a. Includes a $134.7 million gain ($.93 per share) from the sale/issuance of FCX Class A common stock.
b. Includes a $7.3 million gain ($.05 per share) from an insurance settlement (Note 9). Also includes a $55.7 million charge ($.40 per share) for the cumulative effect of the change in accounting for postretirement benefits other than pensions (Note 8).
c. Operating income plus other income, less gain/loss on valuation and sale of assets from the Statements of Operations.

     Record metals segment earnings were partially offset by reduced agricultural minerals and energy segment earnings and an increase in general and administrative expenses caused by the significant additional effort and support required by FTX's expanding operations and increased community and philanthropic efforts. Earnings for 1992 benefited from lower interest expense reflecting reductions in average debt levels, lower interest rates, and increased capitalized interest associated with the copper mine/mill expansion and Main Pass development. Earnings for 1992 were also impacted by a greater minority interest ownership of FRP, FCX, and PT-FI, reflecting equity sales by those entities, and an increase in preferred stock dividends because of the March 1992 issuance of FTX's $4.375 Convertible Exchangeable Preferred Stock (Note 7). Net income for 1991 benefited from the reversal of deferred tax reserves no longer required.

Metals Operations. FCX contributed 1992 earnings of $283.6 million compared with $181.2 million for 1991. Revenues in 1992 totaled $714.3 million compared with $467.5 million in 1991. Significant items impacting the segment earnings are as follows (in millions):


 Metals earnings - 1991                           $181.2
 Major increases (decreases)
   Realizations:
     Copper                                          8.8
     Gold                                           (7.4)
   Sales volumes:
     Copper                                        218.5
     Gold                                           95.7
   Treatment charges                               (73.0)
   Adjustments to prior year concentrate sales      12.5
   Other                                            (8.3)
                                                  ------
     Revenue variance                              246.8
   Cost of sales                                  (114.5)
   Exploration expenses                             (5.7)
   General and administrative and other            (24.2)
                                                  ------
                                                   102.4
                                                  ------
Metals earnings - 1992                            $283.6
                                                  ======

     The increase in revenues was primarily attributable to a 71 percent and 48 percent increase in gold and copper sales volumes, respectively, reflecting higher production rates due to the mine/mill expansion, higher gold grades, and the sale of all year-end 1991 inventory. Revenues were negatively impacted by a 3.6 cents per pound increase in treatment charges compared with 1991 because of tight market conditions in the smelting industry early in 1992 and increased spot market sales attributable to higher than anticipated production due to the early completion of the 57,000 MTPD expansion program. A $5.7 million upward revenue adjustment was made in 1992 compared with a $6.8 million downward revenue adjustment in 1991 for prior year concentrate sales contractually priced during the year. The amortization of the price protection programs decreased revenues by $8.9 million in 1992 and $6.2 million in 1991.

     Cost of sales for 1992 were $357.2 million, an increase of 47 percent from 1991 due primarily to the 48 percent increase in copper sales volumes. Unit site production and delivery costs were 47.4 cents in 1992 compared with 46.5 cents in 1991. FCX's depreciation rate declined from an average
8.7 cents per recoverable pound during 1991 to 7.4 cents in 1992 because of the significant increase in ore reserves during 1991.

Agricultural Minerals Operations. Revenues and earnings for 1992 totaled $799.0 million and $18.0 million compared with $880.5 million and $78.9 million for 1991, respectively, reflecting weak market prices for phosphate fertilizers and sulphur. However, FRP's 1992 average unit production cost for phosphate fertilizers was lower than during 1991. Significant items impacting the segment earnings are as follows (in millions):


 Agricultural minerals earnings - 1991            $ 78.9
 Major increases (decreases)
   Sales volumes                                    27.0
   Realizations                                   (107.8)
   Other                                             (.7)
                                                  ------
     Revenue variance                              (81.5)
   Cost of sales                                    41.9
   General and administrative and other            (21.3)
                                                  ------
                                                   (60.9)
                                                  ------
 Agricultural minerals earnings - 1992            $ 18.0
                                                  ======

     Phosphate fertilizer sales volumes were slightly lower during 1992, whereas the average realization was 13 percent lower. Phosphate fertilizer realizations declined steadily throughout 1992 because of curtailed purchases by China, the largest single fertilizer importer, and supply and demand uncertainty in Europe, the former Soviet Union, and India. Also contributing to the decline in prices were lower raw material costs, most notably for sulphur, as producers in the weakening market passed along these cost savings to buyers in an attempt to preserve market share. FRP's phosphate rock and fertilizer facilities operated at or near capacity, with the 1992 phosphate fertilizer unit production cost averaging 7 percent less than during 1991 due to reduced raw material costs for sulphur and lower phosphate rock mining expenses, despite higher natural gas costs. Unit production cost also benefited during the latter part of 1992 as FRP completed a $60.0 million capital program to improve efficiency and lower costs.

     Sulphur production and sales volumes for 1992 declined 8 percent and 7 percent, respectively, from 1991 as the Garden Island Bay and Grand Isle mines ceased production in 1991. However, production increased at the Caminada mine, which had a significantly lower unit production cost than either Garden Island Bay or Grand Isle had prior to depletion, resulting in an average sulphur unit production cost 7 percent lower than during 1991. FRP's 1992 sulphur realization reflects the price declines which occurred since mid-1991, as world sulphur markets were burdened by the collapse of the Soviet Union as well as by a further decline in demand in Western Europe. During 1992, several Canadian sulphur marketers built inventory rather than accept depressed prices; however, others intensified their efforts to sell into the important Tampa, Florida market.

     Phosphate rock production and sales benefited from the capacity expansion completed in mid-1992 at one of FRP's two operated phosphate rock mines, and also reflect the output from FRP's central Florida Pebbledale property, where sales began in July 1991 under a mining agreement with IMC.

Oil and Gas Operations. FTX's oil and gas operations (excluding the Main Pass oil operation) generated a loss of $32.8 million on revenues of $49.8 million in 1992 compared with a loss of $22.5 million on revenues of $180.0 million for 1991 reflecting the transfer of oil and gas properties to FMPO as well as the sale of a significant portion of its oil and gas properties in 1991.

     Revenues and earnings from Main Pass, which initiated oil production in late 1991, were $78.0 million and $4.6 million, respectively, on sales net to FRP of 4.9 million barrels at an average realization of $15.91 per barrel. Revenues for 1991 were $4.8 million, generating a $.6 million loss, on net sales of .4 million barrels at an average realization of $13.34 per barrel. Earnings for 1992 benefited from FRP's marketing efforts, which alleviated earlier problems related to its high-sulphur oil, and high average production rates.

                       ____________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.


Item 8.  Financial Statements and Supplementary Data.
- -----------------------------------------------------

    The financial statements of FTX and its consolidated subsidiaries, the notes thereto, the report of management and the report thereon of Arthur Andersen & Co., appearing on pages 33 through 56, inclusive, of FTX's 1993 Annual Report to stockholders, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
         Financial Disclosure.
         ----------------------

     Not applicable.



                                    PART III
                                    --------

Items 10, 11, 12, and 13.  Directors and Executive Officers of the Registrant,
- ------------------------------------------------------------------------------
       Executive Compensation, Security Ownership of Certain Beneficial Owners
       -----------------------------------------------------------------------
       and Management, and Certain Relationships and Related Transactions.
       -------------------------------------------------------------------

      The information set forth under the caption "Election of Directors," beginning on page 4 of the Proxy Statement dated March 31, 1994, submitted to the stockholders of FTX in connection with its 1994 Annual Meeting to be held on May 3, 1994, is incorporated herein by reference.


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- --------------------------------------------------------------------------


     (a)(1), (a)(2), and (d). Financial Statements. See Index to Financial Statements appearing on page F-1 hereof.

     (a)(3) and (c). Exhibits. See Exhibit Index beginning on page E-1 hereof.

     (b). Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the fourth quarter of 1993.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1994.


                                           FREEPORT-McMoRan INC.



                                           By: /s/ James R.  Moffett
                                              -------------------------------
                                              James R.  Moffett
                                              Chairman of the Board


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1994.


/s/ James R. Moffett                     Chairman of the Board, Chief
- ---------------------------              Executive Officer and Director
James R. Moffett                         (Principal Executive Officer)

Richard C. Adkerson*                     Senior Vice President and Chief
                                         Financial Officer
                                         (Principal Financial Officer)

John T. Eads*                            Controller-Financial Reporting
                                         (Principal Accounting Officer)

Robert W. Bruce III*                     Director

Thomas B. Coleman*                       Director

William H. Cunningham*                   Director

Robert A. Day*                           Director

William B. Harrison, Jr.*                Director

Henry A. Kissinger*                      Director

Bobby Lee Lackey*                        Director

Rene L. Latiolais*                       Director

Gabrielle K. McDonald*                   Director

W. K. McWilliams, Jr.*                   Director

George Putnam*                           Director

B. M. Rankin, Jr.*                       Director

Benno C. Schmidt*                        Director

J. Taylor Wharton*                       Director

Ward W. Woods, Jr.*                      Director


*By: /s/ James R. Moffett
    ------------------------------
         James R. Moffett
         Attorney-in-Fact



                       INDEX TO FINANCIAL STATEMENTS
                       -----------------------------


     The financial statements of FTX and its consolidated subsidiaries, the notes thereto, and the report thereon of Arthur Andersen & Co., appearing on pages 33 through 56, inclusive, of FTX's 1993 Annual Report to stockholders are incorporated by reference.

     The financial statement schedules listed below should be read in conjunction with such financial statements contained in FTX's 1993 Annual Report to stockholders.

                                                                         Page
                                                                         ----
          Report of Independent Public Accountants . . . . . . . . . .   F-1
          II-Amounts Receivable from Employees . . . . . . . . . . . .   F-2
          III-Condensed Financial Information of Registrant  . . . . .   F-3
          V-Property, Plant and Equipment  . . . . . . . . . . . . . .   F-6
          VI-Accumulated Depreciation and Amortization . . . . . . . .   F-7
          VIII-Valuation and Qualifying Accounts . . . . . . . . . . .   F-8
          X-Supplementary Income Statement Information . . . . . . . .   F-9

     Schedules other than those listed above have been omitted, since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

                                *  *  *  *

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                 ----------------------------------------

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993 included in Freeport-McMoRan Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules for the years ended December 31, 1993, 1992 and 1991 have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                   Arthur Andersen & Co.




New Orleans, Louisiana
  January 25, 1994



                              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                                SCHEDULE II - AMOUNTS RECEIVABLE FROM EMPLOYEES
                             for the years ended December 31, 1993, 1992, and 1991

                                                                                           Balance at
                         Balance At                             Amounts                   End of Period
                          Beginning                    -------------------------     -------------------------
       Employee           of Period      Additions     Collected     Written off     Current        Long-Term
- -----------------------  ----------      ---------     ---------     -----------     --------       ----------
1993:
James R. Moffett(a)      $1,350,000      $   -         $270,000       $   -          $270,000       $  810,000
Garland C. Robinette(a)     193,974          -           64,658           -            64,658           64,658
Usman S. Pamuntjak(b)       305,910          -          305,910           -              -                -
Hoediatmo Hoed(b)           248,069          -           25,668           -            25,663          196,738
Adrianto Machribie(b)       480,000       200,000        65,500           -            73,200          541,300

1992:
James R. Moffett          1,620,000          -          270,000           -           270,000        1,080,000
Milton H. Ward(a)           600,000          -          600,000(c)        -              -                -
Garland C. Robinette        258,632          -           64,658           -            64,658          129,316
Usman S. Pamuntjak          339,900          -           33,990           -            33,990          271,920
Hoediatmo Hoed              271,425       256,625       279,981           -            25,663          222,406
Adrianto Machribie             -          500,000        20,000           -            60,000          420,000

1991:
James R. Moffett          1,890,000          -          270,000           -           270,000        1,350,000
Milton H. Ward              700,000          -          100,000           -           100,000          500,000
Garland C. Robinette        323,290          -           64,658           -            64,658          193,974
Usman S. Pamuntjak          339,900          -             -              -            33,990          305,910
Hoediatmo Hoed              291,625          -           20,200           -            22,400          249,025

a. In recognition of the services of certain employees, and to enhance the probability that such services will continue in the future, FTX has made non-interest bearing, non-transferable loans to Mr. Moffett ($2,700,000 in 1987), Mr. Ward ($1,000,000 in 1987) and Mr. Robinette ($323,290 in
   1990). The loans are repayable on demand and will bear interest on and after demand at a rate equal to the prime commercial lending rate announced from time to time by The Chase Manhattan Bank, N.A. It is contemplated, however, that as long as the borrower remains employed by FTX, demand will not be made. As additional compensation for future services, on each anniversary of the loans, a portion (one-tenth for Messrs. Moffett and Ward, and one-fifth for Mr. Robinette) of the original loan is forgiven, provided such individual was employed by FTX on that date. The loans are secured by a first mortgage on their respective residences in Louisiana.

b. Under the PT-FI residential loan policy, Mr. Pamuntjak, President of PT-FI until December 1990, Mr. Hoed, President of PT-FI effective January 1991, and Mr. Machribie, Vice President of PT-FI, borrowed $525,450, $360,000, and $700,000, respectively.

   Mr. Pamuntjak retired from PT-FI in December 1990 and in January 1991 signed a consulting services agreement with PT-FI. For the performance of his services under this agreement, PT-FI shall forgive, as compensation, 10 percent per year of the indebtedness on the effective date, commencing January 1992. The consulting services agreement with Mr. Pamuntjak was terminated in January 1993, at which time Mr. Pamuntjak repaid the balance of the loan.

   Effective September 1992, Mr. Hoed executed a new loan in the amount of $256,625 which was used to pay off the remaining balance of the existing loan; 10 percent of the principal amount of the new loan will be forgiven annually.

   Effective August 1992, Mr. Machribie borrowed $500,000 consisting of one loan for $400,000 (the First Loan) and a second loan for $100,000 (the Second Loan). As long as Mr. Machribie remains in the employ of PT-FI, 10 percent of the principal amount of the First Loan and 20 percent of the principal amount of the Second Loan will be forgiven annually; a pro rata amount of $20,000 was forgiven in 1992. Additionally, effective July 1993, Mr. Machribie borrowed $200,000 which will be repaid over 15 years through monthly salary deductions in the amount of $1,100, which began in August 1993.

c. Consists of deferred compensation due Mr. Ward upon retirement which was used to repay the outstanding loan balance.


            FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              BALANCE SHEETS

                                                           December 31,
                                                    -------------------------
                                                      1993            1992
                                                    --------       ----------
 ASSETS                                                   (In Thousands)
 Current assets:
 Cash and short-term investments                      $   -        $      983
 Accounts receivable                                    15,357         43,873
 Prepaid expenses and other                             10,527          9,809
                                                      --------      ---------
   Total current assets                                 25,884         54,665
 Property, plant and equipment - net                   152,171        187,013
 Investment in FCX                                     267,853        303,942
 Investment in FRP                                     252,341        441,119
 Investment in other subsidiaries                       17,800         30,541
 Long-term note due from FCX                            12,270           -
 Long-term note due from FRP                           100,900        239,350
 Long-term receivables and other assets                114,101         89,077
                                                      --------     ----------
 Total assets                                         $943,320     $1,345,707
                                                      ========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Accounts payable and accrued liabilities - current   $100,579     $  131,144
 Long-term debt, less current portion                  695,624        668,321
 Other liabilities and deferred credits                113,749        105,360
 Deferred gain on sale of subsidiary interests          32,719         94,861
 Stockholders' equity                                      649        346,021
                                                      --------     ----------
 Total liabilities and stockholders' equity           $943,320     $1,345,707
                                                      ========     ==========


 The footnotes contained in FTX's 1993 Annual Report to stockholders are an integral part of these statements.


            FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      STATEMENT OF OPERATIONS


                                                Years Ended December 31,
                                            --------------------------------
                                               1993        1992        1991
                                            ---------    --------    --------
                                                      (In Thousands)
 Revenues                                   $   6,852    $ 49,773    $179,769
 Cost of sales:
 Production and delivery                        6,159      11,905      40,354
 Depreciation and amortization                 19,347      34,850     104,085
                                            ---------    --------    --------
   Total cost of sales                         25,506      46,755     144,439
 Exploration expenses                          22,067      17,407      27,170
 Provision for restructuring charges           12,403        -           -
 Gain on valuation and sale of assets, net    (50,688)       -           (515)
 General and administrative expenses           19,785      27,229      40,839
                                            ---------    --------    --------
   Total costs and expenses                    29,073      91,391     211,933
                                            ---------    --------    --------
 Operating loss                               (22,221)    (41,618)    (32,164)
 Interest expense, net                        (58,189)    (41,909)    (82,675)
 Equity in earnings of subsidiaries           (96,931)    106,997     131,213
 Gain on sale of FCX shares                      -        100,934        -
 Gain on conversion of FCX notes               44,116      33,753        -
 Other income, net                                978       1,525      10,780
                                            ---------    --------    --------
 Income (loss) before income taxes           (132,247)    159,682      27,154
 Credit for income taxes                       49,129      28,129      69,549
                                            ---------    --------    --------
 Income (loss) before changes
   in accounting principle                    (83,118)    187,811      96,703
 Cumulative effect of changes in
  accounting principle:
   FTX                                         (5,632)       -          9,481
   Equity subsidiaries                        (15,085)       -        (65,205)
                                            ---------    --------    --------
 Net income (loss)                           (103,835)    187,811      40,979
 Preferred dividends                          (22,368)    (18,677)       (889)
                                            ---------    --------    --------
 Net income (loss) applicable
   to common stock                          $(126,203)   $169,134    $ 40,090
                                            =========    ========    ========



 The footnotes contained in FTX's 1993 Annual Report to stockholders are an integral part of these statements.


            FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      STATEMENT OF CASH FLOW

                                                                 Years Ended December 31,
                                                               ------------------------------
                                                                  1993       1992      1991
                                                               ---------   --------  --------
                                                                        (In Thousands)
 Cash flow from operating activities:
 Net income (loss)                                             $(103,835)  $187,811  $ 40,979
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Cumulative effect of changes in accounting principle           20,717       -       55,724
   Depreciation and amortization                                  19,347     34,850   104,085
   Noncash restructuring and other charges to income,
    including net reimbursements from subsidiaries                27,623       -         -
   Oil and gas exploration expenses                               26,710     16,704    26,477
   Recognition of unearned revenues in income                      5,928    (10,977)  (12,989)
   Amortization of debt discount and financing costs              28,771     33,909    17,404
   Equity in (earnings) losses of subsidiaries                    96,931   (106,997) (131,213)
   Cash distributions from subsidiaries                           85,853    127,124   204,772
   Gain on sale of FCX Class A shares                               -      (100,934)     -
   Gain on conversion of FCX notes                               (44,116)   (33,753)     -
   Gain on valuation and sale of assets, net                     (50,688)      -         (515)
   Deferred income taxes                                         (54,731)       925   (53,268)
   (Increase) decrease in working capital, net of
     effect of acquisitions and dispositions:
     Accounts receivable                                          28,516    (12,632)   28,894
     Prepaid expenses and other                                     (719)    (8,843)    2,569
     Accounts payable and accrued liabilities                    (30,565)   (15,092)   11,176
   Payment to Freeport-McMoRan Royalty Trust                      (2,296)      -      (28,400)
   Other                                                           7,757     10,081   (16,801)
                                                               ---------   --------  --------
 Net cash provided by operating activities                        61,203    122,176   248,894
                                                               ---------   --------  --------

 Cash flow from investing activities:
 Capital expenditures                                            (57,165)   (96,708) (199,433)
 Contributions to subsidiaries                                      -       (30,119)  (83,198)
 Sale of assets                                                   99,983       -      461,543
                                                               ---------   --------  --------
 Net cash provided by (used in) investing activities              42,818   (126,827)  178,912
                                                               ---------   --------  --------

 Cash flow from financing activities:
 Proceeds from issuance of:
   Convertible Exchangeable Preferred Stock                         -       245,700      -
   Convertible Subordinated Notes                                   -          -      290,605
   Zero Coupon Convertible Subordinated Debentures                  -          -      194,243
 Purchase of Freeport-McMoRan Inc. common shares                 (22,229)  (108,591)  (18,880)
 Purchase of FCX Class A common shares                           (16,482)      -         -
 Distribution to FMPO                                               -       (28,019)     -
 Borrowings/(repayments) of debt - net                             3,943    330,821  (717,628)
 (Increase) in long-term note due from FCX                       (12,270)      -         -
 (Increase) decrease in long-term note due from FRP              138,450   (239,350)     -
 Other                                                             1,858       -         -
 Cash dividends paid:
   Common stock                                                 (175,890)  (179,677) (173,989)
   Preferred stock                                               (22,384)   (16,882)   (1,040)
                                                               ---------   --------  --------
 Net cash provided by (used in) financing activities            (105,004)     4,002  (426,689)
                                                               ---------   --------  --------
 Net increase (decrease) in cash and short-term investments         (983)      (649)    1,117
 Cash and short-term investments at beginning of year                983      1,632       515
                                                               ---------   --------  --------
 Cash and short-term investments at end of year                $    -      $    983  $  1,632
                                                               =========   ========  ========


 The footnotes contained in FTX's 1993 Annual Report to stockholders are an integral part of these statements.



            FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
           for the years ended December 31, 1993, 1992, and 1991

   Col. A      Col. B.      Col. C           Col. D        Col. E       Col. F
- ------------ ------------ -----------     -----------   -----------   ----------
              Balance at                  Retirements                 Balance at
             Beginning of  Additions        Additions    Other-Add       End
Description     Period    at Cost (a)        Sales        (Deduct)    of Period
- ------------ ------------ -----------     -----------   -----------   ----------
                                      (In Thousands)
1993:
  Sulphur     $  597,662    $ 29,740      $  (2,100)    $  (3,080)    $  622,222
  Fertilizer     731,106      16,530         (3,384)      206,044 (b)    950,296
  Oil & Gas      246,040      40,394        (52,797)      (26,721)       206,916
  Copper       1,443,939     760,496         (2,882)      (29,331)     2,172,222
  Other          285,171      27,450         (7,342)      (46,360)       258,919
              ----------    --------      ---------     ---------     ----------
              $3,303,918    $874,610      $ (68,505)    $ 100,552     $4,210,575
              ==========    ========      =========     =========     ==========

1992:
  Sulphur     $  501,602    $ 96,269      $    (709)    $     500     $  597,662
  Fertilizer     659,431      73,955         (2,313)           33        731,106
  Oil & Gas      915,366      55,580           (396)     (724,510)(c)    246,040
  Copper       1,012,029     367,848         (5,445)       69,507 (d)  1,443,939
  Other          275,649      48,154        (16,004)      (22,628)       285,171
              ----------    --------      ---------     ---------     ----------
              $3,364,077    $641,806      $ (24,867)    $(677,098)    $3,303,918
              ==========    ========      =========     =========     ==========

1991:
  Sulphur     $  300,218    $224,281      $ (25,174)    $   2,277     $  501,602
  Fertilizer     589,948      70,085         (1,634)        1,032        659,431
  Oil & Gas    1,511,681     196,552       (783,444)(e)    (9,423)       915,366
  Copper         877,989     239,954         (3,729)     (102,185)(d)  1,012,029
  Other          192,628      70,037         (1,032)       14,016        275,649
              ----------    --------      ---------     ---------     ----------
              $3,472,464    $800,909      $(815,013)    $ (94,283)    $3,364,077
              ==========    ========      =========     =========     ==========

a. Includes capitalized interest of $62.2 million in 1993, $84.7 million in 1992, and $67.3 million in 1991.

b. Represents FRP's proportionate share of the IMC-Agrico Company joint venture property, plant and equipment (see Note 2 to the Financial Statements included in the 1993 Annual Report of FTX and consolidated subsidiaries, the "Financial Statements") in excess of the FRP contributed amounts.

c. Represents the transfer of substantially all of FTX's domestic oil and gas properties to its shareholders, through ownership of FM Properties Inc. (FMPO), as further discussed in Note 3 to the Financial
    Statements.

d. As further described in Note 2 to the Financial Statements, during 1991, ten percent of PT-FI was sold and FTX eliminated the excess purchase price related to a 1990 FCX purchases. During 1992, FTX purchased an interest in an Indonesian entity which owned ten percent of PT-FI.

e. Represents primarily asset sales, as further described in Note 4 to the Financial Statements.


            FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
           for the years ended December 31, 1993, 1992, and 1991


   Col. A      Col. B.       Col. C           Col. D       Col. E        Col. F
- ------------ ------------  -----------     -----------   ----------    ----------
               Additions
              Balance at    Charged to     Retirements                 Balance at
             Beginning of   Costs and          and       Other-Add        End
Description     Period     Expenses(a)        Sales      (Deduct)      of Period
- ------------ ------------  -----------     -----------   ---------     ----------
                                   (In Thousands)
1993:
  Sulphur      $  108,771     $ 14,277     $    (296)    $  13,269     $  136,021
  Fertilizer      273,744       48,926          (654)      187,890 (b)    509,905
  Oil & Gas        90,234       37,000       (26,361)       54,834 (c)    155,707
  Copper          450,527       67,906        (2,732)        9,918        525,619
  Other           103,785       13,773        (6,075)       (1,892)       109,592
               ----------     --------     ----------    ---------     ----------
               $1,027,061     $181,882     $ (36,118)    $ 264,019     $1,436,844
               ==========     ========     ==========    =========     ==========

1992:
  Sulphur      $   99,874     $ 13,659     $    (159)    $  (4,603)(d) $  108,771
  Fertilizer      226,547       52,640        (1,914)       (3,529)(d)    273,744
  Oil & Gas       278,207       79,942          -         (267,915)(e)     90,234
  Copper          410,354       48,272        (5,438)       (2,661)       450,527
  Other            95,263       16,663        (5,571)       (2,570)       103,785
               ----------     --------      --------     ---------     ----------
               $1,110,245     $211,176     $ (13,082)    $(281,278)    $1,027,061
               ==========     ========     =========     =========     ==========

1991:
  Sulphur      $  118,290     $ 12,058     $ (25,165)    $  (5,309)(d) $   99,874
  Fertilizer      189,324       43,376          (578)       (5,575)(d)    226,547
  Oil & Gas       503,569      103,787      (329,290)(f)       141        278,207
  Copper          375,818       38,397        (3,729)         (132)       410,354
  Other            80,980       14,150          -              133         95,263
               ----------     --------     ---------     ---------     ----------
               $1,267,981     $211,768     $(358,762)    $ (10,742)    $1,110,245
               ==========     ========     =========     =========     ==========

a. Note 1 to the Financial Statements describes FTX's depreciation and amortization methods.

b. Represents FRP's proportionate share of the IMC-Agrico Company joint venture accumulated depreciation and amortization (see Note 2 to the Financial Statements) in excess of the FRP contributed amounts.

c. Primarily represents the write-down of Main Pass oil costs due to the fourth-quarter decline in oil prices, as discussed in Note 4 to the Financial Statements.

d. Primarily represents elimination of depreciation expense charged to reclamation and mine shutdown reserves.

e. Includes accumulated depreciation and amortization related to the assets transferred to FMPO, as further discussed in Note 3 to the Financial Statements.

f. Includes accumulated depreciation and amortization related to the assets sold, as further described in Note 4 to the Financial
    Statements.


            FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
           for the years ended December 31, 1993, 1992, and 1991

       Col. A             Col. B             Col. C             Col. D        Col. E
- ---------------------  ------------ ------------------------- ----------   ----------
                                           Additions
                                    -------------------------
                        Balance at  Charged to     Charged to              Balance at
                       Beginning of  Costs and        Other    Other-Add       End
   Description            Period     Expenses       Accounts   (Deduct)     of Period
- --------------------   ------------ ----------     ---------- ----------   ----------
                                          (In Thousands)
Reserves and allowances
 deducted from asset
 accounts:

Reclamation and mine
  shutdown reserves:
  1993:
    Sulphur               $35,200      $27,562       $  -     $ (5,475)      $ 57,287
    Fertilizer             18,543        5,365          -       14,529(a)      38,437
    RTM                      -            -             -       10,270(b)      10,270
    Oil & Gas               8,617        7,995          -       (1,649)        14,963
                          -------      -------       -------  --------       --------
                          $62,360      $40,922       $  -     $ 17,675(c)    $120,957
                          =======      =======       =======  ========       ========

  1992:
    Sulphur               $29,715      $ 4,335       $  -     $  1,150        $35,200
    Fertilizer             21,772        7,123          -      (10,352)        18,543
    Oil & Gas              10,196        4,598          -       (6,177)         8,617
                          -------      -------       -------  --------        -------
                          $61,683      $16,056       $  -     $(15,379)(d)    $62,360
                          =======      =======       =======  ========        =======

  1991:
    Sulphur               $26,636      $ 5,212       $  -     $ (2,133)       $29,715
    Fertilizer             27,297        5,575          -      (11,100)        21,772
    Oil & Gas              10,221        5,486          -       (5,511)        10,196
                          -------      -------       -------  --------        -------
                          $64,154      $16,273       $  -     $(18,744)(e)    $61,683
                          =======      =======       =======  ========        =======

a. Includes $19.7 million which represents FRP's proportionate share of the IMC-Agrico Company joint venture liabilities (see Note 2 to the Financial Statements) in excess of the FRP contributed amounts.

b. Reflects the reserve associated with the acquisition of RTM, as further discussed in Note 2 to the Financial Statements.

c. Includes expenditures of $14 million, net of a $1.7 million decrease in short-term payables and the items discussed in Notes a and b.

d. Includes expenditures of $21.8 million and $5.6 million transferred to FMPO (as further discussed in Note 3 to the Financial Statements), net of a $12 million decrease in short-term payables.

e. Includes expenditures of $25.7 million, net of a $7 million decrease in short-term payables.



            FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
           for the years ended December 31, 1993, 1992, and 1991


               Col. A                                       Col.B
- --------------------------------------     -----------------------------------------
                                                 Charged to Costs and Expenses
                                           ------------------------------------------
                 Item                           1993              1992           1991
 ------------------------------------        ----------         --------       --------
                                                         (In Thousands)
 Maintenance and repairs                      $153,667          $186,184       $165,163
                                              ========          ========       ========

 Taxes, other than payroll and income
 taxes:
   Production                                 $ 22,527          $ 17,847       $ 18,756
   Other                                         8,927            11,304         11,759
                                              --------          --------       --------
                                              $ 31,454          $ 29,151       $ 30,515
                                              ========          ========       ========

 Royalties                                    $ 19,125          $ 20,388       $ 24,498
                                              ========          ========       ========

                           FREEPORT-MCMORAN INC.

                               EXHIBIT INDEX
                               -------------

                                                                 Sequentially
Exhibit                                                            Numbered
Number                                                               Page
- ------                                                            -----------


 3.1           Composite  copy of the Certificate of
               Incorporation  of  FTX,  as  amended.
               Incorporated by  reference to Exhibit
               3.1 to the  Quarterly Report on  Form
               10-Q  of  FTX  for the  quarter ended
               June 30, 1992  (the "FTX 1992  Second
               Quarter Form 10-Q").

 3.2           By-Laws    of   FTX,    as   amended.
               Incorporated by  reference to Exhibit
               3.2  to the  FTX 1992  Second Quarter
               Form 10-Q.

 4.1           Certificate  of  Designations of  the
               $1.875    Convertible    Exchangeable
               Preferred Stock of FTX.  Incorporated
               by  reference to  Exhibit 4.1  to the
               Quarterly  Report on Form 10-Q of FTX
               for the quarter  ended June 30,  1987
               (the  "FTX  1987 Second  Quarter Form
               10-Q").

 4.2           Certificate  of  Designations of  the
               $4.375    Convertible    Exchangeable
               Preferred Stock of FTX.  Incorporated
               by  reference to  Exhibit 4.1  to the
               Current  Report  on  Form 8-K  of FTX
               dated March 23, 1992.

 4.3           Indenture  dated as  of May  15, 1986
               between FTX and Manufacturers Hanover
               Trust    Company   ("Manufacturers"),
               Trustee,  relating  to   $150,000,000
               principal  amount  of 10-7/8%  Senior
               Subordinated  Debentures due  2001 of
               FTX.    Incorporated by  reference to
               Exhibit  19.1 to the Quarterly Report
               on Form 10-Q  of FTX for the  quarter
               ended September 30, 1986.

 4.4           Subordinated  Indenture  dated as  of
               November  9,  1990  between  FTX  and
               Chemical  Bank, Trustee,  relating to
               subordinated  indebtedness  of   FTX.
               Incorporated by  reference to Exhibit
               28.2 to the Current Report on Form 8-
               K of FTX dated February  7, 1991 (the
               "FTX February 7, 1991 Form 8-K").

 4.5           Supplemental Indenture No. 1 dated as
               of February 5,  1991 between FTX  and
               Chemical  Bank, Trustee,  relating to
               $373,000,000   principal   amount  of
               6.55% Convertible Subordinated  Notes
               due  2001  of  FTX.   Incorporated by
               reference  to Exhibit 28.3 to the FTX
               February 7, 1991 Form 8-K.

 4.6           Supplemental Indenture No. 2 dated as
               of  August  5,  1991 between  FTX and
               Chemical  Bank, Trustee,  relating to
               $750,000,000  face   amount  of  Zero
               Coupon    Convertible    Subordinated
               Debentures    due   2006    of   FTX.
               Incorporated by  reference to Exhibit
               (4-a) to the  Current Report on  Form
               8-K of FTX dated August 9, 1991.

 4.7           Credit  Agreement dated as of June 1,
               1993 (the "FTX/FRP Credit Agreement")
               among  FTX, FRP,  the  several  banks
               which   are   parties  thereto   (the
               "FTX/FRP  Banks") and  Chemical Bank,
               as  Agent (the "FTX/FRP Bank Agent").
               Incorporated by  reference to Exhibit
               4.8 to the Annual Report on Form 10-K
               of  FRP for  the  fiscal  year  ended
               December 31, 1993 (the "FRP 1993 Form
               10-K").

 4.8           First  Amendment dated as of February
               2,   1994   to  the   FTX/FRP  Credit
               Agreement among FTX, FRP, the FTX/FRP
               Banks  and the  FTX/FRP  Bank  Agent.
               Incorporated by  reference to Exhibit
               4.9 to the FRP 1993 Form 10-K.

 4.9           Second Amendment dated as of March 1,
               1994  to the FTX/FRP Credit Agreement
               among FTX, FRP, the FTX/FRP Banks and
               the FTX/FRP Bank Agent.  Incorporated
               by reference to  Exhibit 4.10 to  the
               FRP 1993 Form 10-K.

 4.10          Amended  and  Restated  Agreement  of
               Limited Partnership  of FRP dated  as
               of May 29, 1987 (the "FRP Partnership
               Agreement")   among   FTX,   Freeport
               Phosphate  Rock  Company and  Geysers
               Geothermal   Company,   as    general
               partners,   and   Freeport   Minerals
               Company,   as  general   partner  and
               attorney-in-fact   for   the  limited
               partners,  of  FRP.   Incorporated by
               reference   to   Exhibit  B   to  the
               Prospectus   dated   May   29,   1987
               included   in   FRP's    Registration
               Statement on Form S-1, as amended, as
               filed  with the Commission on May 29,
               1987 (Registration No. 33-13513).

 4.11          Amendment  to   the  FRP  Partnership
               Agreement dated as  of April 6,  1990
               effected  by  FTX, as  Administrative
               Managing  General   Partner  of  FRP.
               Incorporated by  reference to Exhibit
               19.3  to the Quarterly Report on Form
               10-Q  of  FRP  for the  quarter ended
               March 31, 1990  (the "FRP 1990  First
               Quarter Form 10-Q").

 4.12          Amendment  to   the  FRP  Partnership
               Agreement  dated as  of  January  27,
               1992  between FTX,  as Administrative
               Managing  General  Partner, and  FMRP
               Inc.,  as Managing General Partner of
               FRP.    Incorporated by  reference to
               Exhibit 3.3 to  the Annual Report  on
               Form 10-K of FRP for the fiscal  year
               ended  December 31,  1991  (the  "FRP
               1991 Form 10-K").

 4.13          Amendment  to   the  FRP  Partnership
               Agreement  dated as  of  October  14,
               1992  between FTX,  as Administrative
               Managing  General  Partner, and  FMRP
               Inc.,  as Managing General Partner of
               FRP.    Incorporated by  reference to
               Exhibit 3.4 to  the Annual Report  on
               Form  10-K of FRP for the fiscal year
               ended  December 31,  1992  (the  "FRP
               1992 Form 10-K").

 4.14          Deposit  Agreement  dated as  of June
               27,  1986  (the "Deposit  Agreement")
               among  FRP, The Chase Manhattan Bank,
               N.A. ("Chase")  and Freeport Minerals
               Company, as attorney-in-fact of those
               limited   partners   and    assignees
               holding depositary receipts for units
               of  limited partnership  interests in
               FRP      ("Depositary     Receipts").
               Incorporated by  reference to Exhibit
               28.4 to the Current Report on Form 8-
               K of FTX dated July 11, 1986.

 4.15          Resignation  dated December  26, 1991
               of  Chase  as  Depositary  under  the
               Deposit  Agreement  and   appointment
               dated  December 27,  1991  of  Mellon
               Bank,  N.A.  ("Mellon") as  successor
               Depositary,   effective   January  1,
               1992.   Incorporated by reference  to
               Exhibit  4.5 to the FRP 1991 Form 10-
               K.

 4.16          Service Agreement dated as of January
               1,  1992   between  FRP  and   Mellon
               pursuant to  which Mellon will  serve
               as   Depositary  under   the  Deposit
               Agreement  and  Custodian  under  the
               Custodial Agreement.  Incorporated by
               reference to Exhibit  4.6 to the  FRP
               1991 Form 10-K.

 4.17          Amendment  to  the Deposit  Agreement
               dated as of November 18, 1992 between
               FRP  and  Mellon.    Incorporated  by
               reference to Exhibit  4.4 to the  FRP
               1992 Form 10-K.

 4.18          Form    of    Depositary     Receipt.
               Incorporated by  reference to Exhibit
               4.5 to the FRP 1992 Form 10-K.

 4.19          Custodial Agreement regarding the FRP
               Depositary  Unit  Reinvestment   Plan
               among FTX,  FRP and Chase,  effective
               as of April  1, 1987 (the  "Custodial
               Agreement").        Incorporated   by
               reference  to Exhibit 19.1 to the FRP
               1987 Second Quarter Form 10-Q.

 4.20          FRP   Depositary   Unit  Reinvestment
               Plan.   Incorporated by reference  to
               Exhibit 4.4 to  the FRP 1991 Form 10-
               K.

 4.21          Composite  copy of the Certificate of
               Incorporation  of FCX.   Incorporated
               by  reference to  Exhibit 3.1  to the
               Annual Report on Form 10-K of FCX for
               the  fiscal  year ended  December 31,
               1993 (the "FCX 1993 Form 10-K").

 4.22          Credit  Agreement dated as of June 1,
               1993  (the "PT-FI  Credit Agreement")
               among  PT-FI, the several banks which
               are   parties  thereto   (the  "PT-FI
               Banks"),   Morgan   Guaranty    Trust
               Company  of  New York  ("Morgan"), as
               PT-FI Trustee  (the "PT-FI Trustee"),
               and Chemical Bank, as Agent (the "PT-
               FI  Bank Agent").    Incorporated  by
               reference  to Exhibit 4.10 to the FCX
               1993 Form 10-K.

 4.23          First  Amendment dated as of February
               2, 1994 to the PT-FI Credit Agreement
               among PT-FI, the PT-FI Banks, the PT-
               FI  Trustee and the PT-FI Bank Agent.
               Incorporated by  reference to Exhibit
               4.11 to the FCX 1993 Form 10-K.

 4.24          Second Amendment dated as of March 1,
               1994  to  the PT-FI  Credit Agreement
               among  PT-FI,  the PT-FI  Trustee and
               the PT-FI  Bank Agent.   Incorporated
               by reference to  Exhibit 4.12 to  the
               FCX 1993 Form 10-K.

 4.25          Automatic Stock Purchase Plan of FTX.
               Incorporated by  reference to Exhibit
               4.28 to the Annual Report on Form 10-
               K  of FTX  for the fiscal  year ended
               December 31, 1992 (the "FTX 1992 Form
               10-K").

 10.1          Overriding  Royalty  Conveyance dated
               September  28,  1983,  from  McMoRan-
               Freeport Oil Company to McMoRan Oil &
               Gas Co.  Incorporated by reference to
               Exhibit 2.2  to the Quarterly  Report
               on Form 10-Q  of FTX for  the quarter
               ended  September  30, 1983  (the "FTX
               1983 Third Quarter Form 10-Q").

 10.2          Royalty Trust  Indenture dated as  of
               September  30,  1983 between  FTX, as
               Trustor, and First City National Bank
               of   Houston   ("First   City"),   as
               Trustee.   Incorporated  by reference
               to  Exhibit 2.3 to the FTX 1983 Third
               Quarter Form 10-Q.

 10.3          First  Amended and  Restated Articles
               of  General Partnership  of Freeport-
               McMoRan    Oil   and    Gas   Royalty
               Partnership dated as of September 30,
               1983    between    McMoRan   Offshore
               Management  Co. and  First  City,  as
               Trustee.   Incorporated  by reference
               to  Exhibit 2.4 to the FTX 1983 Third
               Quarter Form 10-Q.

 10.4          Contract of  Work dated December  30,
               1991  between  The Government  of the
               Republic  of   Indonesia  and  PT-FI.
               Incorporated by  reference to Exhibit
               10.20  to the  Annual Report  on Form
               10-K of FCX for the fiscal year ended
               December 31, 1991.

 10.5          Contribution  Agreement  dated as  of
               April  5,  1993  between FRP  and IMC
               (the       "FRP-IMC      Contribution
               Agreement").        Incorporated   by
               reference   to  Exhibit  2.1  to  the
               Quarterly  Report on Form 10-Q of FRP
               for the quarter  ended June 30,  1993
               (the  "FRP  1993 Second  Quarter Form
               10-Q").

 10.6          First Amendment dated  as of July  1,
               1993  to   the  FRP-IMC  Contribution
               Agreement.  Incorporated by reference
               to Exhibit 2.2 to the FRP 1993 Second
               Quarter Form 10-Q.

 10.7          Amended   and   Restated  Partnership
               Agreement  dated as  of July  1, 1993
               among IMC-Agrico  GP Company, Agrico,
               Limited Partnership and IMC-Agrico MP
               Inc.    Incorporated by  reference to
               Exhibit  2.3 to  the FRP  1993 Second
               Quarter Form 10-Q.

 10.8          Parent  Agreement dated as of July 1,
               1993  among  IMC,  FRP, FTX  and IMC-
               Agrico.  Incorporated by reference to
               Exhibit  2.4 to  the FRP  1993 Second
               Quarter Form 10-Q.

               Executive   Compensation   Plans  and
               Arrangements  (Exhibits  10.9 through
               10.40)

 10.9          FTX  Employee  Retirement Plan  as of
               January  1, 1986.    Incorporated  by
               reference  to Exhibit  10.11  to  the
               Annual   Report   on  Form   10-K  of
               Freeport-McMoRan   Energy   Partners,
               Ltd.  ("FMP")  for  the  fiscal  year
               ended December 31, 1986.

 10.10         Amendment No. 1  dated as of  January
               14,   1987  to   the   FTX   Employee
               Retirement  Plan.    Incorporated  by
               reference to Exhibit 10.10 to the FTX
               1987 Form 10-K.

 10.11         Amendment No. 2  dated as of May  31,
               1987 to  the FTX Employee  Retirement
               Plan.   Incorporated by reference  to
               Exhibit  10.11 to  the FTX  1987 Form
               10-K.

 10.12         Amendments   to   the  FTX   Employee
               Retirement  Plan   dated  August  31,
               1988, March 21, 1989 and December 29,
               1989.   Incorporated by reference  to
               Exhibit  10.7 to the Annual Report on
               Form 10-K of  FMP for the fiscal year
               ended  December 31,  1989  (the  "FMP
               1989 Form 10-K").

 10.13         Amendment   to   the   FTX   Employee
               Retirement  Plan dated March 6, 1990.
               Incorporated by  reference to Exhibit
               10.26  to the  Annual Report  on Form
               10-K of FRP for the fiscal year ended
               December 31, 1989.

 10.14         Amendment   to   the   FTX   Employee
               Retirement  Plan  dated December  20,
               1991.   Incorporated by reference  to
               Exhibit 10.6 to the FRP 1991 Form
               10-K.

 10.15         Master  Trust  Agreement dated  as of
               October   1,  1990  between  FTX  and
               Continental  Bank, N.A.,  relating to
               the  FTX  Employee  Retirement  Plan.
               Incorporated by  reference to Exhibit
               19.2  to the Quarterly Report on Form
               10-Q  of  FTX  for the  quarter ended
               September  30, 1990  (the  "FTX  1990
               Third Quarter Form 10-Q").

 10.16         Excess   Benefits    Plan   of   FTX.
               Incorporated by  reference to Exhibit
               10.3  to the Quarterly Report on Form
               10-Q  of  FTX  for the  quarter ended
               March 31, 1988.

 10.17         Amendments  to  the  Excess  Benefits
               Plan of FTX  dated January 17,  1989,
               December 8, 1989,  June 29, 1990  and
               October  17,  1990.   Incorporated by
               reference  to  Exhibits  19.3,  19.4,
               19.5 and  19.6, respectively, to  the
               FTX 1990 Third Quarter Form 10-Q.

 10.18         Amended  and  Restated  FTX  Employee
               Capital  Accumulation  Program  dated
               September    14,    1990,   generally
               effective  as  of  January  1,  1989.
               Incorporated by  reference to Exhibit
               19.1  to the  FTX 1990  Third Quarter
               Form 10-Q.

 10.19         FTX  Supplemental  Executive  Capital
               Accumulation  Plan.   Incorporated by
               reference to Exhibit 10.13 to the FTX
               1987 Form 10-K.

 10.20         Amendments,  effective March  1, 1989
               and  January  1,  1990,  to  the  FTX
               Supplemental     Executive    Capital
               Accumulation  Plan.   Incorporated by
               reference to Exhibit 10.20 to the FMP
               1989 Form 10-K.

 10.21         Amendment,  effective May 1, 1991, to
               the   FTX   Supplemental    Executive
               Capital       Accumulation      Plan.
               Incorporated by  reference to Exhibit
               19.1  to the  FTX 1991  Third Quarter
               Form 10-Q.

 10.22         Annual  Incentive  Plan  of  FTX,  as
               amended.   Incorporated  by reference
               to Exhibit 10.18 to the FTX 1992 Form
               10-K.

 10.23         1992 Long-Term Performance  Incentive
               Plan   of   FTX.     Incorporated  by
               reference  to  Exhibit  10.1  to  the
               Quarterly  Report on Form 10-Q of FTX
               for the quarter  ended June 30,  1992
               (the  "FCX  1992 Second  Quarter Form
               10-Q").

 10.24         1987 Long-Term Performance  Incentive
               Plan    of     FTX,    as    amended.
               Incorporated by  reference to Exhibit
               10.15 to the FRP 1991 Form 10-K.

 10.25         FTX  Variable  Compensation Incentive
               Program, as amended.  Incorporated by
               reference  to Exhibit 19.4 to the FTX
               1991 Third Quarter Form 10-Q.

 10.26         Incentive  Compensation Plan  of FTX.
               Incorporated by  reference to Exhibit
               20.3  to the Quarterly Report on Form
               10-Q  of  FTX  for the  Quarter ended
               June 30, 1981.

 10.27         FTX   Performance   Incentive  Awards
               Program, as amended.  Incorporated by
               reference  to Exhibit 19.5 to the FTX
               1991 Third Quarter Form 10-Q.

 10.28         FTX    1992   Stock    Option   Plan.
               Incorporated by  reference to Exhibit
               10.3 to the  FCX 1992 Second  Quarter
               Form 10-Q.

 10.29         1982  Stock  Option  Plan of  FTX, as
               amended.   Incorporated  by reference
               to Exhibit 19.6 to the FTX 1991 Third
               Quarter Form 10-Q.

 10.30         FTX 1992  Stock Incentive Unit  Plan.
               Incorporated by  reference to Exhibit
               10.2 to the  FCX 1992 Second  Quarter
               Form 10-Q.

 10.31         1988   Stock  Option  Plan  for  Non-
               Employee   Directors   of   FTX,   as
               amended.   Incorporated  by reference
               to  Exhibit  10.5  to  the  Quarterly
               Report  on Form 10-Q  of FTX  for the
               quarter ended June 30, 1992.

 10.32         FTX   1991   Plan  for   Deferral  of
               Directors'  Fees.    Incorporated  by
               reference  to Exhibit  10.20  to  the
               Annual Report on Form 10-K of FTX for
               the  fiscal  year ended  December 31,
               1991.

 10.33         FTX   Directors'   Charitable    Gift
               Program.   Incorporated  by reference
               to Exhibit 10.29 to the FTX 1992 Form
               10-K.

 10.34         FTX    Matching    Gifts     Program.
               Incorporated by  reference to Exhibit
               10.30 to the FTX 1992 Form 10-K.

 10.35         Financial  Counseling and  Tax Return
               Preparation and Certification Program
               of FTX.  Incorporated by reference to
               Exhibit  10.31 to  the FTX  1992 Form
               10-K.

 10.36         FTX    Executive    Universal    Life
               Insurance  Plan.     Incorporated  by
               reference to Exhibit 10.32 to the FTX
               1992 Form  10-K.

 10.37         Letter  Agreement  dated  January  2,
               1986   between   FTX  and   Benno  C.
               Schmidt.   Incorporated  by reference
               to Exhibit 10.13 to the Annual Report
               on Form   10-K of FTX  for the fiscal
               year ended December 31, 1985.

 10.38         Agreement  for  Consulting   Services
               between  FTX and  B. M.  Rankin, Jr.,
               effective  as  of  January  1,  1990.
               Incorporated by  reference to Exhibit
               19.2  to the Quarterly Report on Form
               10-Q  of  FTX  for the  quarter ended
               March 31, 1990.

 10.39         Consulting  Agreement   dated  as  of
               December  22,  1988, between  FTX and
               Kissinger       Associates,      Inc.
               ("Kissinger             Associates").
               Incorporated by  reference to Exhibit
               10.35 to the FTX 1992 Form 10-K.

 10.40         Letter Agreement  dated May 1,  1989,
               between FTX and Kent Associates, Inc.
               (predecessor in interest to Kissinger
               Associates).        Incorporated   by
               reference to Exhibit 10.36 to the FTX
               1992 Form 10-K.

 11.1          FTX  and  Consolidated   Subsidiaries
               Computation  of Net Income Per Common
               and Common Equivalent Share.

 12.1          FTX  Computation of Ratio of Earnings
               to Fixed Charges.

 13.1          Those  portions of  the  1993  Annual
               Report to  stockholders of FTX  which
               are incorporated herein by reference.

 18.1          Letter  from Arthur  Andersen  &  Co.
               concerning   changes   in  accounting
               principles.

 21.1          Subsidiaries of FTX.

 23.1          Consent  of  Arthur  Andersen  &  Co.
               dated March 25, 1994.

 24.1          Certified  resolution of the Board of
               Directors  of  FTX  authorizing  this
               report to be signed  on behalf of any
               officer  or director  pursuant  to  a
               Power of Attorney.

 24.2          Powers  of Attorney pursuant to which
               this report has been signed on behalf
               of  certain officers and directors of
               FTX.

 99.1          Annual Report on Form 10-K of FRP for
               the  fiscal  year ended  December 31,
               1993.

 99.2          Annual report on Form 10-K of FCX for
               the  fiscal  year ended  December 31,
               1993.