Form 10-Q/A
period 1993-06-30
FREEPORT MCMORAN INC
filed 1994-04-13
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549
				  FORM 10-Q/A

	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

		      For the Quarter Ended June 30, 1993

			Commission File Number: 1-8124

			     FREEPORT-MCMORAN INC.

Incorporated in Delaware                 13-3051048
				   (IRS Employer Identification No.)

	       1615 Poydras Street, New Orleans, Louisiana 70112

	      Registrant's telephone number, including area code:
				(504) 582-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes_X             __No___

On June 30, 1993, there were issued and outstanding 141,211,811 shares of the registrant's Common Stock, par value $1 per share.

The registrant hereby amends its Form 10-Q for the quarter ended June 30, 1993, as set forth in the pages attached hereto and as discussed below.

     After discussions with the staff of the Securities and Exchange Commission (SEC), Freeport-McMoRan Inc. (FTX) reclassified certain expenses and accruals previously recorded in 1993 as restructuring and valuation of assets. In response to inquiries, FTX advised the SEC staff that $27.4 million originally reported as restructuring and valuation of assets represented the cumulative effect of changes in accounting principle resulting from the adoption of the new accounting policies that FTX considered preferable. FTX also informed the SEC staff of the components of other charges included in the amount originally reported as restructuring and valuation of assets. FTX concluded that the reclassification and the related supplemental disclosures more accurately reflect the nature of these charges to 1993 net income in accordance with generally accepted accounting principles. These reclassifications had no impact on net income or net income per share for the six-month period ended June 30, 1993.

     Freeport-McMoRan Copper & Gold Inc. (FCX), a subsidiary of FTX, previously reported its investment in Rio Tinto Minera, S.A. (RTM) using the equity method of accounting because FCX anticipated reducing its interest below 50% within one year of the initial investment in RTM. FCX is now considering alternative forms of financing, accordingly, FTX hereby amends its report on Form 10-Q for the quarter ended June 30, 1993 as attached hereto to reflect its investment in RTM on a fully consolidated basis.



			     FREEPORT-McMoRan INC.

			       TABLE OF CONTENTS

							    Page

Part I.  Financial Information

  Financial Statements:

    Condensed Balance Sheets...........................       4

    Statements of Operations...........................       5

    Statements of Cash Flow............................       6

    Notes to Financial Statements......................       8

  Remarks..............................................       9

  Management's Discussion and Analysis
    of Financial Condition and
    Results of Operations..............................      10

Signature



			     FREEPORT-McMoRan INC.
			PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

	      FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
		     CONDENSED BALANCE SHEETS (Unaudited)


						     June 30,     December 31,
						       1993           1992
						    ----------    ------------
							 (in thousands)
 ASSETS
 Current assets:
 Cash and short-term investments..................  $    7,000     $  381,002
 Accounts receivable..............................     244,362        261,401
 Inventories......................................     352,575        302,589
 Prepaid expenses and other.......................       8,104         38,515
						    ----------     ----------
   Total current assets...........................     612,041        983,507
 Property, plant and equipment, net...............   2,631,783      2,276,857
 Investment in geothermal assets..................      10,450        114,374
 Long-term receivables............................      91,479         53,896
 Other assets.....................................     157,072        118,077
						    ----------     ----------
 Total assets.....................................  $3,502,825     $3,546,711
						    ==========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable and accrued liabilities.........  $  365,453     $  321,377
 Long-term debt due within one year...............      43,436         80,146
						    ----------     ----------
   Total current liabilities......................     408,889        401,523
 Long-term debt, less current portion.............   1,557,673      1,430,546
 Accrued postretirement benefits and pension
   costs..........................................     231,199        144,161
 Reclamation and mine shutdown reserves...........      86,163         62,360
 Other liabilities and deferred credits...........     161,356         87,382
 Deferred income taxes............................     203,778        196,953
 Deferred gain on sale of subsidiary interests....      65,204         94,861
 Minority interests in consolidated subsidiaries..     659,739        782,904
 Stockholders' equity.............................     128,824        346,021
						    ----------     ----------
 Total liabilities and stockholders' equity.......  $3,502,825     $3,546,711
						    ==========     ==========

The accompanying notes are an integral part of these financial statements.


	      FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
		     STATEMENTS OF OPERATIONS (Unaudited)

				  Three Months Ended     Six Months Ended
				       June 30,               June 30,
				 -------------------   ---------------------
				   1993       1992       1993        1992
				 --------   --------   ---------    --------
				 (in thousands, except per share amounts)

 Revenues......................  $421,818   $511,438   $ 722,639     $874,923
 Cost of sales:
 Production and delivery.......   347,159    280,379     558,823      509,865
 Depreciation and
   amortization................    63,196     61,983      98,093      113,475
				 --------   --------   ---------     --------
   Total cost of sales.........   410,355    342,362     656,916      623,340
 Exploration expenses..........    16,573     11,325      28,318       21,837
 Provision for restructuring
   charges.....................    59,794       -         67,145         -
 Loss on valuation and sale
   of assets, net..............    45,050       -         85,050         -
 General and
   administrative expenses.....    53,045     47,442      91,117       90,960
				 --------   --------   ---------     --------
   Total costs and expenses....   584,817    401,129     928,546      736,137
				 --------   --------   ---------     --------
 Operating income (loss).......  (162,999)   110,309    (205,907)     138,786
 Interest expense, net.........   (16,282)   (12,685)    (31,203)     (30,975)
 Gain on conversion of
   FCX notes...................    25,275       -         33,296         -
 Other income, net.............     4,782     (5,833)      3,035       (2,592)
				 --------   --------   ---------     --------
 Income (loss) before
   income taxes and
   minority interests..........  (149,224)    91,791    (200,779)     105,219
 Provision for income taxes....    32,701    (34,952)     31,878      (31,826)
 Minority interests in net.....
   income of consolidated
   subsidiaries................    44,737    (28,110)     68,087      (39,149)
				 --------   --------   ---------     --------
 Income (loss) before changes
   in accounting principle.....   (71,786)    28,729    (100,814)      34,244
 Cumulative effect of
   changes in accounting
   principle, net of taxes
   of $11,096 and minority
   interests of $16,070........      -          -        (20,717)        -
				 --------   --------   ---------     --------
 Net income (loss).............   (71,786)    28,729    (121,531)      34,244
 Preferred dividends...........    (5,593)    (5,627)    (11,194)      (7,444)
				 --------   --------   ---------     --------
 Net income (loss) applicable
   to common stock.............  $(77,379)  $ 23,102   $(132,725)    $ 26,800
				 ========   ========   =========     ========
 Net income (loss) per share:
   Primary-before changes in
     accounting principle......     $(.54)      $.16       $(.78)        $.18
   Cumulative effect of changes
     in accounting principle...       -          -          (.15)         -
				    -----       ----       -----         ----
				    $(.54)      $.16       $(.93)        $.18
				    =====       ====       =====         ====
   Fully diluted-before changes
     in accounting principle...     $(.54)      $.16       $(.78)        $.18
   Cumulative effect of changes
     in accounting principle...       -          -          (.15)         -
				    -----       ----       -----         ----
				    $(.54)      $.16       $(.93)        $.18
				    =====       ====       =====         ====
 Average common and common
   equivalent shares
   outstanding:
     Primary...................   142,230    145,369     142,039      146,143
				  =======    =======     =======      =======
     Fully diluted.............   142,230    145,369     142,560      146,159
				  =======    =======     =======      =======
 Dividends per common share....    $.3125     $.3125       $.625        $.625
				   ======     ======       =====        =====

The accompanying notes are an integral part of these financial statements.


	      FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
		      STATEMENTS OF CASH FLOW (Unaudited)


						      Six Months Ended
							   June 30,
						   -----------------------
						      1993          1992
						   ---------      --------
 Cash flow from operating activities:                   (in thousands)

 Net income (loss)..............................   $(121,531)     $  34,244
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   Cumulative effect of changes in
     accounting principle........................     20,717           -
   Depreciation and amortization.................    102,602        113,475
   Provision for restructuring charges,
     net of payments.............................     56,688           -
   Other noncash charges to net loss.............     33,194           -
   Loss on valuation and sale of assets, net.....     85,050           -
   Oil and gas exploration expenses..............     10,696         14,865
   Amortization of debt discount
     and financing costs.........................     21,090         24,847
   Gain on conversion of FCX notes...............    (33,296)          -
   Deferred income taxes.........................    (32,137)         1,578
   Minority interests' share of
     net income (loss)...........................    (68,087)        39,149
   (Increase) decrease in working capital, net
     of effect of acquisitions and dispositions:.
       Accounts receivable.......................     39,715        (66,663)
       Inventories...............................      3,354         (2,369)
       Prepaid expenses and other................      7,311        (11,615)
       Accounts payable and accrued liabilities..   (101,644)       (57,830)
   Reclamation and mine shutdown expenditures....     (7,387)       (10,649)
   Other.........................................     (9,093)           218
						   ---------       --------
 Net cash provided by operating activities.......      7,242         79,250
						   ---------       --------
 Cash flow from investing activities:
 Capital expenditures:
   Metals........................................   (199,673)      (144,831)
   Main Pass.....................................    (36,542)       (82,300)
   Agricultural minerals.........................    (10,152)       (59,936)
   Oil and gas...................................    (23,725)       (29,922)
   Other.........................................    (16,058)       (34,131)
 Acquisition of Rio Tinto Minera, S.A., net of
  cash acquired..................................     (1,354)          -
 Proceeds from sale of geothermal assets.........     23,000           -
 Other...........................................      4,375            170
						   ---------       --------
 Net cash used in investing activities...........   (260,129)      (350,950)
						   =========       ========



	      FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
		      STATEMENTS OF CASH FLOW (Unaudited)
				  (Continued)

						       Six Months Ended
							    June 30,
						   ------------------------
						       1993          1992
						   ---------       --------
							 (in thousands)
 Cash flow from financing activities:
 Proceeds from issuance of:
   Convertible Exchangeable Preferred Stock.....    $   -          $245,700
   FRP depositary units.........................        -           425,996
 Proceeds from sale of PT-FI common shares......        -           212,485
 Purchase of Freeport-McMoRan Inc. common
   shares.......................................        (757)       (69,998)
 Distributions paid to minority interests:
   FCX..........................................     (33,862)       (17,181)
   FRP..........................................     (60,589)       (48,865)
 Distribution to FM Properties Inc..............        -           (28,019)
 Proceeds from debt.............................     221,860        543,800
 Repayment of debt..............................    (150,745)      (747,312)
 Cash dividends paid:
   Common stock.................................     (88,093)       (90,867)
   Preferred stock..............................     (11,207)        (5,637)
 Other..........................................       2,278          3,869
						   ---------       --------
 Net cash provided by (used in) financing
   activities...................................    (121,115)       423,971
						   ---------       --------
 Net increase (decrease) in cash and short-term
   investments..................................    (374,002)       152,271
 Cash and short-term investments at beginning of
   year.........................................     381,002         89,603
						   ---------       --------
 Cash and short-term investments at end of year     $  7,000       $241,874
						   =========       ========

The accompanying notes are an integral part of these financial statements.



	      FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
			 NOTES TO FINANCIAL STATEMENTS

1.   FRP DISTRIBUTIONS
On July 20, 1993, Freeport-McMoRan Resource Partners, Limited Partnership
(FRP) declared a second quarter distribution of 60 cents per publicly held unit, payable August 14, 1993. To enable FRP to make the distribution, Freeport-McMoRan Inc. (FTX) will defer receipt of $31.9 million in distributions (60 cents for each FRP unit that it owns), bringing FTX's total deferral to $181.6 million. Deferrals by FTX are recoverable from a portion of any future quarterly distributable cash in excess of 60 cents per unit.

2.   RESTRUCTURING AND VALUATION CHARGES
RESTRUCTURING CHARGES. FTX recorded second-quarter 1993 expense of $59.8 million for the restructuring of its administrative organization (including personnel related costs, the cost to downsize its computing and management information systems (MIS) structure, and a write-off of excess facilities and other miscellaneous assets), principally resulting from the formation of the phosphate fertilizer joint venture between FRP and IMC Fertilizer, Inc. consummated on July 1, 1993. See Management's Discussion and Analysis of Financial Condition and Results of Operations for information about a reclassification of restructuring charges from those previously reported resulting from views expressed by the Securities and Exchange Commission staff. During the first quarter of 1993, FTX recorded expense of $7.4 million related primarily to the outsourcing of its research and engineering, environmental, and safety functions.

ASSET SALES/RECOVERABILITY. FTX recorded a second-quarter 1993 charge to expense of $45.1 million for the recoverability of certain assets, of which a significant portion related to FRP's investment in certain sulphur related assets, including the Caminada sulphur mine. Persistent weak market conditions for sulphur resulted in an estimate by management that book values of these assets will not be recovered in future operations. In April 1993, FRP sold its remaining interests in producing geothermal properties for $63.5 million, consisting of $23 million in cash and interest-bearing notes totaling $40.5 million (included in other assets). FRP also determined that the book carrying value of its undeveloped geothermal properties should be reduced to provide for impairment of capitalized costs. A $40 million first-quarter 1993 charge to expense was recognized, $31 million for producing and $9 million for undeveloped geothermal properties.

3.   INVESTMENT IN RIO TINTO MINERA, S.A. (RTM)
In March 1993, Freeport-McMoRan Copper & Gold Inc. (FCX) acquired a 65% interest in the Spanish company RTM, the metal/mining subsidiary of Ercros, S.A., for approximately $52 million (excluding transaction costs), of which $31.3 million will be paid over the next two years. The acquisition was accounted for under the purchase method, and accordingly, the operating results of RTM have been included in the consolidated operating results since the date of acquisition.

4.   INTEREST COSTS
Interest expense excludes capitalized interest of $19.6 million and $22.2 million in the second quarter of 1993 and 1992, respectively, and $38 million and $43 million in the first six months of 1993 and 1992, respectively.

5.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1993 resulted in a shortfall of $252.3 million compared with a ratio of 1.8 to 1 for the 1992 period. For this calculation, earnings are income from continuing operations (including the restructuring and valuation charges discussed above) before income taxes, minority interests, and fixed charges. Fixed charges are interest, that portion of rent deemed representative of interest, and the preferred stock dividend requirements of majority-owned subsidiaries.

6.   CHANGES IN ACCOUNTING PRINCIPLE
Effective January 1, 1993, FTX adopted the following changes to accounting policies:

Periodic Scheduled Maintenance Costs - Costs related to periodic scheduled maintenance (turnarounds) were previously capitalized when incurred and amortized generally over six months to two years. Effective January 1, 1993, the method of accounting was changed to expense these costs when incurred.

Deferred Charges - The accounting for deferred charges was changed to provide for deferral of only those costs that directly relate to the acquisition, construction, and development of assets and to the issuance of debt and related instruments. Previously, certain other costs that benefitted future periods were amortized over the periods benefitted.

Management Information Systems - Costs of MIS equipment and software that have a material impact on periodic measurement of net income are capitalized and amortized over their estimated productive lives. Other MIS costs, including equipment and purchased software that involve relatively immaterial amounts (currently individual expenditures of less than $.5 million) and short estimated productive lives (currently less than three years) are charged to expense when incurred. Previously, most expenditures for MIS equipment and purchased software were capitalized. The accounting for MIS costs was changed to recognize the rapid rate of technology change in MIS which results in short productive lives of equipment and software and a need for continuing investments.

     The changes in accounting policy were adopted to improve the measurement of operating results by reporting cash expenditures as expenses when incurred unless they are directly related to long-lived asset additions. In addition, the administrative costs of accounting for assets will be reduced by not capitalizing and amortizing relatively insignificant expenditures that do not have a material effect on measuring periodic net income.

			      __________________
				    Remarks

The information furnished herein should be read in conjunction with FTX's financial statements contained in its 1992 Annual Report to stockholders and incorporated by reference in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	      FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
			      EARNINGS BY SOURCES

				      Three Months Ended June 30,
			      ---------------------------------------------
				       1993                     1992
			      -------------------      --------------------
					     (in thousands)
 Metals a
   FCX-operations..........   $ 8,790                  $111,738
      -exploration.........    (9,303)   $   (513)       (2,868)   $108,870
			      -------                  --------
 Agricultural minerals
   FRP-operations..........   (21,731)                   16,512
      -exploration.........      (771)    (22,502)       (1,002)     15,510
			      -------                  --------
 Energy
   Oil and gas:
     FRP...................       928                     2,644
     FTX...................   (14,607)    (13,679)      (13,190)    (10,546)
 Other income, net.........   -------     (16,679)       ------      (9,358)
					   ------                    ------
 Income from segment
   operations b............              $(53,373)                 $104,476
					 ========                  ========


					Six Months Ended June 30,
			      ---------------------------------------------
				      1993                      1992
			      -------------------      --------------------
					    (in thousands)
 Metalsa
   FCX-operations..........    $45,203                 $150,422
      -exploration.........    (15,716)  $ 29,487        (4,402)   $146,020
			       -------                 --------
 Agricultural minerals
   FRP-operations..........    (36,012)                  30,212
      -exploration.........     (1,341)   (37,353)       (1,811)     28,401
			       -------                 --------
 Energy
   Oil and gas:
     FRP...................       (770)                    (631)
     FTX...................    (19,872)   (20,642)      (25,489)    (26,120)
 Other income, net.........    -------    (22,169)      -------     (12,107)
					  -------                   -------
 Income from segment
   operations b............              $(50,677)                 $136,194
					 ========                  ========

a. Includes a loss of $4.3 million attributable to RTM for the three-month period and six-month period ended June 30, 1993.

b. Operating income (loss) plus other income, less provision for restructuring charges and loss on valuation and sale of assets from the Statements of Operations.


IMC-AGRICO COMPANY
Freeport-McMoRan Resource Partners, Limited Partnership (FRP) and IMC Fertilizer Inc. (IMC) through subsidiaries formed a joint venture (IMC-Agrico Company), effective July 1, 1993, which includes their respective phosphate fertilizer businesses, including phosphate rock and uranium. IMC-Agrico Company is governed by a policy committee which has equal representation from each company and is managed by IMC through a subsidiary. Combined annual savings of at least $95 million in production, marketing, and general and administrative costs are expected to result from this transaction, the full effect beginning with the second year of operations. As discussed below, significant restructuring charges were recorded in connection with this transaction.

     As a result of the formation of the joint venture, FRP is engaged in the phosphate rock mining, fertilizer production and uranium oxide extraction business only through IMC-Agrico Company. FRP will continue to operate its sulphur and oil businesses. FRP's "Current Interest", reflecting cash distributions from ongoing operations, initially is 58.6% and declines in annual increments ultimately to 40.6% for the fiscal year ending June 30, 1998 and remains constant thereafter. FRP's "Capital Interest", reflecting the purchase or sale of long-term assets or capital contributions to IMC-Agrico Company, if required, is 46.5% initially and declines in annual increments ultimately to 40.6% for the fiscal year ending June 30, 1998 and remains constant thereafter. The sharing ratios were based on the projected contributions of FRP and IMC to the cash flow of the joint venture and on an equal sharing of the anticipated savings.

SECOND-QUARTER AND SIX-MONTHS 1993 RESULTS OF OPERATIONS COMPARED WITH SECOND-QUARTER AND SIX-MONTHS 1992
After discussions with the staff of the Securities and Exchange Commission
(SEC), Freeport-McMoRan Inc. (FTX) is reclassifying certain expenses and accruals previously recorded in 1993 as restructuring and valuation of assets. In response to inquiries, FTX advised the SEC staff that $27.4 million originally reported as restructuring and valuation of assets represented the cumulative effect of changes in accounting principle resulting from the adoption of the new accounting policies that FTX considered preferable, as described in Note 6 to the financial statements. FTX also informed the SEC staff of the components of other charges included in the amount originally reported as restructuring and valuation of assets. FTX concluded that the reclassification and the related supplemental disclosures more accurately reflect the nature of these charges to 1993 net income in accordance with generally accepted accounting principles. These reclassifications had no impact on net income or net income per share for the six-month period ended June 30, 1993.

     FTX reported a second-quarter 1993 net loss applicable to common stock of $77.4 million ($.54 per share) compared with earnings of $23.1 million ($.16 per share) for the 1992 period. For the six months ended June 30, 1993, which included a noncash charge of $20.7 million ($.15 per share), after taxes and minority interests, to reflect the changes in accounting principle (Note 6), FTX reported a net loss of $132.7 million ($.93 per share) compared with earnings of $26.8 million ($.18 per share) for the year-ago period. The second-quarter and six-month periods of 1993 were negatively impacted by charges totaling $74.6 million ($.52 per share) and $93.1 million ($.65 per share), respectively, after taxes and minority interests, related to administrative restructuring costs caused primarily by formation of IMC-Agrico Company, the sale of FRP's producing geothermal assets, the recoverability of certain assets (Note 2), and adjustments to general and administrative expenses and production and delivery costs discussed below. FTX's effective tax rate for operations (excluding credits attributable to the provision for restructuring charges and loss on valuation and sale of assets) during the 1993 periods is greater than during the 1992 periods due to the higher pro rata income from FTX's metals operations, which has a higher effective tax rate.

     FTX recognized a loss of $40.8 million and $73.8 million, before income taxes, for the second-quarter and six-month periods of 1993, respectively, which represents its proportionate share of FRP's net loss. This included recognition of $14.8 million and $29.7 million, respectively, of the gain deferred by FTX in connection with the public sale of FRP units in February 1992. The remaining deferred gain will be recognized by FTX to the extent that it defers receipt of its future distributions on FRP units, discussed below. As of June 30, 1993, FTX can defer approximately $130 million of its future FRP distributions, which equals a 100% deferral through the distribution for the first quarter of 1994, and continue to recognize its proportionate share of FRP net income/loss. Subsequent to the full recognition of the deferred gain, deferral of FRP distributions by FTX will cause FTX to recognize a reduction in its proportionate share of FRP net income or an increase in its proportionate share of any FRP net loss.

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

     FTX's restructuring costs totaled $67.1 million, consisting of the following: $30.3 million for personnel related costs; $15.0 million relating to excess office space and furniture and fixtures resulting from the staff reduction; $8.2 million relating to the cost to downsize its computing and MIS structure; $4.8 million of deferred charges relating to FTX's and PT-FI's credit facilities which were substantially revised in June 1993; and $8.8 million related to costs directly associated with the formation of IMC-Agrico Company, discussed above.

     In connection with the restructuring project, FTX changed its accounting systems and undertook a detailed review of its accounting records and valuation of various assets and liabilities. As a result of this process, FTX recorded charges totaling $60.7 million, comprised of the following: (a) $26.2 million of production and delivery costs consisting of $10.4 million for revised estimates of prior year costs; $6.3 million for revised estimates of environmental liabilities; $5.0 for materials and supplies inventory obsolescence; and $4.5 million of adjustments in converting accounting systems, (b) $18.7 million of depreciation and amortization costs consisting of $11.5 million for estimated future abandonment and reclamation costs and $7.2 million for the write-down of miscellaneous properties, and (c) $15.8 million of general and administrative expenses consisting of $9.4 million to downsize FTX's computing and MIS structure and $6.4 million for the write-off of miscellaneous assets.

Metals Operations
FTX's metals operations are conducted through its affiliate Freeport-McMoRan Copper & Gold Inc. (FCX) and FCX's operating units, P.T. Freeport Indonesia Company (PT-FI) and Rio Tinto Minera, S.A. (RTM). FCX generated a second-quarter 1993 loss of $.5 million compared with earnings of $108.9 million for the 1992 period. For the six months ended June 30, 1993, FCX generated earnings of $29.5 million compared with $146 million for the year-ago period. Revenues for the second-quarter and six-month period of 1993, excluding RTM, were $130.0 million and $264.4 million, respectively, 46% and 24% lower, respectively, than in year-ago periods. The second-quarter decline is primarily attributable to a 17% decrease in copper realizations (including amounts realized from the price protection program, discussed below) and reduced copper and gold sales volumes (36% and 37%, respectively), due primarily to a mill level ore pass cave-in discussed below and the high second-quarter 1992 sales levels achieved due to the drawdown of inventories. A $7.4 million downward revenue adjustment was made during the second quarter of 1993 due to falling copper prices, compared with a $1.8 million upward revenue adjustment in the 1992 period. At June 30, 1993, 127.5 million pounds of copper remained to be contractually priced during future quotational periods. As a result of FCX's price protection program, these pounds are recorded at an average price of $.90 per pound. Revenues were positively impacted by a 5.7 cents per pound decrease in treatment charges from the year-ago quarter, when FCX had more spot market sales of its copper/gold concentrate, which carried higher costs for treatment charges than long-term contracts. Treatment charges were also favorably impacted by the lower copper prices, as the charges vary with the price of copper. FCX has obtained sales commitments from its purchasers for virtually all of its estimated 1993 and 1994 production to be priced at the then current market price under the terms of the contracts.

     In June 1993, one of PT-FI's four mill level ore passes caved, resulting in a partial blockage of the ore pass and a restriction at an adjacent pass. The blockage's primary effect was to limit mill throughput to approximately 39,500 metric tons of ore per day (MTPD) for about six weeks; however, the ore flow system has been repaired and production is expected to reach 66,000 MTPD by the end of July. The impact of the cave-in was minimized by using an ore stockpile adjacent to the mill and the installation of conveyors to alternative ore pass systems. The second-quarter 1993 copper recovery rate was lower because the ore milled from the stockpile contained higher than normal oxidized copper, which yields lower copper recoveries. Copper recovery rates are expected to improve upon completion of the 66,000 MTPD expansion, and ore grades for 1993 are projected to average 1.59% copper and 1.40 grams of gold per ton. Annual 1993 sales are estimated at 650 million recoverable pounds of copper and 755,000 recoverable ounces of gold.

     Early in the second quarter of 1993 copper prices dropped to their lowest levels since 1987, due to lower demand caused by the continued global recession. Prices subsequently rebounded to $.85 to $.90 per pound. FCX has in place a price protection program which eliminates exposure to declines in copper prices below an average $.90 per pound for the estimated copper sales expected to be priced during 1993 and 1994, and for virtually all of the estimated gold sales expected to be priced during 1993 at an average floor price of $320 per payable ounce of gold, while allowing full benefit from prices above these amounts. FCX recognized $12 million of additional revenues (excluding $2.7 million in amortized cost) in the second quarter of 1993 as a result of this program.

     Current quarter production and delivery costs, excluding RTM and the charges related to the restructuring project discussed above, totaled $74.8 million, decreasing 23% over the comparable 1992 period, due primarily to the decrease in copper sales volumes. Unit site production and delivery costs increased 9.1 cents per pound primarily as a result of costs incurred in connection with the ore pass cave-in (including a $2.5 million insurance deductible), lower production volumes, and lower copper recovery rates. Operating efficiencies are expected to lower the unit production costs during the third quarter of 1993 when production reaches the 66,000 MTPD level. In addition, as more gold is produced from the Grasberg ore body, cash production costs will benefit from higher gold and silver credits. During the last half of 1993, these credits are expected to increase significantly.

     Exploration expenses, currently budgeted at approximately $30 million for 1993, have increased as FCX aggressively explores promising prospects in both the 24,700 acre original contract of work area and the contiguous 6.5 million acre exploration area. In April 1993, a subsidiary of FCX was granted an exploration permit which gives rights for a limited period to explore for minerals on 2.5 million acres adjacent to the 6.5 million acre exploration area. Preliminary exploration of this area is expected to begin later this year.


				     Second Quarter          Six Months
				    -----------------   -------------------
				      1993      1992      1993        1992
				    -------   -------   -------     -------
 Ore milled (metric tons per
   day)..........................    56,600    58,200    59,000      56,600
 Copper grade (%)................      1.40     1.68       1.46        1.60
 Gold grade (grams per metric
   ton)..........................       .95     1.23       1.06        1.20
 Recovery rate (%)
   Copper........................      87.3     88.9       86.7        88.9
   Gold..........................      76.7     74.5       74.7        74.2
 Copper (000s of recoverable
   pounds)
     Production..................   133,500  165,100    284,100     303,700
     Sales.......................   140,000  218,200a   278,100     318,000a
     Average realized price b....      $.90    $1.08       $.92       $1.07
 Gold (recoverable ounces)
   Production....................   116,900  148,800    263,700     275,400
   Sales.........................   127,200  202,800a   267,500     297,800a
   Average realized price........   $347.57  $337.52    $338.18     $340.32

a. High sales volumes in 1992 resulted from the drawdown of product inventories.

b. Includes amounts recognized on current period sales under the price protection program (excluding amounts recognized under this program the realization for the second-quarter and six-month periods of 1993 would have been $.86 and $.87 per pound, respectively). Excludes adjustments of (5.9) cents, .1 cent, (4.1) cents, and .5 cent per payable pound for the second-quarter and six-month periods of 1993 and 1992, respectively, for prior period concentrate sales (net of related amounts recognized under the price protection program) and the cost of the price protection program.

Agricultural Minerals Operations
FTX's agricultural minerals activities, which consist of FRP's fertilizer and sulphur businesses, reported a second-quarter 1993 loss of $22.5 million on revenues of $186.8 million compared with earnings of $15.5 million on revenues of $220 million for the 1992 period. For the first six months of 1993, a loss of $37.4 million was generated on revenues of $342.5 million compared with earnings of $28.4 million on revenues of $434.8 million for the year-ago period. Earnings during 1993 reflect extremely low market prices for phosphate fertilizers and sulphur.

     FRP's second-quarter 1993 phosphate fertilizer production was 8% greater than in the year-ago period. Unit production costs, excluding charges related to the restructuring project discussed above, averaged 7% less than the 1992 period (6% less than the prior quarter) due to reduced raw material costs for sulphur, lower phosphate rock mining expenses, and previous cost efficiency programs, partially offset by higher natural gas costs. Phosphate fertilizer production volumes and unit cost for the six months ended June 30, 1993 were negatively impacted by FRP temporarily halting production or taking earlier than planned maintenance turnarounds at its phosphate fertilizer plants during the first quarter of 1993 due to weak market prices and for inventory control purposes. FRP's current quarter sales volumes were 13% and 47% higher than during the 1992 period and previous quarter, respectively. However, the average realization fell 21% and 9% compared to the year-ago period and previous quarter, respectively, reflecting the near 20-year low in market prices. Domestic demand increases were offset by the worst export market volumes since 1986.


				     Second Quarter           Six Months
				  --------------------   --------------------
				     1993      1992        1993        1992
 Phosphate fertilizers            ---------  ---------   ---------  ---------
  (short tons)a
   Production..................   1,543,400  1,427,300   2,718,500  2,913,700
   Internal consumption........     472,100    443,700     837,800    900,800
   Sales.......................   1,208,400  1,073,700   2,029,000  2,119,800
   Average realized price b....     $181.76    $229.75     $188.75    $231.07
 Phosphate rock (short tons)
   Production..................   2,779,400  2,973,800   5,449,200  5,894,800
   Internal consumption........   1,957,900  1,760,800   3,417,600  3,582,700
   Sales.......................     807,700    862,600   1,682,200  1,759,700
 Sulphur (long tons)
   Production..................     325,400    219,500     595,700    464,800
   Purchases...................     242,300    292,900     542,700    601,200
   Internal consumption........     417,300    375,300     731,200    783,100
   Sales c.....................     124,900    185,200     248,200    358,600


a. Includes phosphoric acid, diammonium phosphate (DAP), monoammonium phosphate (MAP), and granular triple superphosphate.
b.   Average realized price is per nutrient ton.
c.   Excludes capitalized Main Pass start-up sales.

     The outlook for the remainder of 1993 is for lower industry volumes and a possible gradual improvement in prices. Major international buyers, primarily China, have yet to commit for second half phosphate fertilizer needs. Meanwhile, torrential rains and widespread flooding in the upper Mississippi River valley continue to disrupt normal domestic traffic for fertilizers, dimming the prospects for an immediate turnaround in industry conditions. To compensate for soft demand, IMC-Agrico Company and other industry participants have announced various plant shutdowns and curtailments to avoid building inventories.

     Second-quarter 1993 sulphur production rose 48% compared with the 1992 period, with the Caminada and Main Pass mines experiencing increased production rates. Caminada's unit production cost declined 29% from the year-ago quarter due to continued high production rates and cost containment efforts. However, because of the continuing decline in the market price of sulphur, FRP recorded a noncash charge to earnings (Note 2) for the excess capitalized cost over expected realization of its non-Main Pass sulphur assets, primarily the Caminada sulphur mine. Sales volumes for the second quarter of 1993 declined 33%, primarily because of reduced purchases of sulphur by phosphate fertilizer producers.

     In the sulphur market, prices remain depressed. Reduced global demand has forced production cutbacks worldwide. However, a rebound in price is not expected until demand improves.

     At Main Pass, FRP continues to concurrently produce sulphur and oil from a common reservoir. The rate of progress in heating the orebody to the extent necessary to achieve planned sulphur production of two million tons per year (approximately 5500 tons per day) continues to be adversely affected by actions taken to maximize oil production. Expectations are for production to continue to increase gradually; however the timing of achieving full production cannot be predicted. With sulphur prices at their lowest level in almost 20 years (currently less than $70 per ton in Tampa, Florida), FRP is maximizing oil production rates. As a result of Main Pass sulphur production now averaging nearly 1500 tons per day, these activities became operational for accounting purposes beginning July 1, 1993. Recognizing Main Pass operations in income and discontinuing associated capitalized interest will not affect cash flow, but will adversely affect second-half sulphur reported operating results. Main Pass sulphur operations will have a more positive effect on FRP's future reported operating results as production increases to targeted rates of two million tons per year and if sulphur prices improve from their current low levels. As of June 30, 1993, FTX's investment in its Main Pass sulphur operation totaled approximately $525 million. The recoverability of this investment will depend on production rate increases, achieving related cost efficiencies, and realizing (over the approximately 30 year life of the mine) somewhat higher than the current depressed sulphur price.

     Phosphate rock production and sales volumes for the second quarter of 1993 declined 7% and 6%, respectively, from the 1992 period. For the six months ended June 30, 1993, FRP's phosphate rock production and sales volumes were 8% and 4% lower, respectively, than in the year-ago period.

Oil And Gas Operations
Main pass's oil operation generated second-quarter 1993 earnings of $.9 million on sales of .9 million barrels net to FRP at an average realization of $16.01 per barrel compared with $2.6 million on sales of 1.5 million barrels at an average realization of $16.63 per barrel in the 1992 period. Operations for the first six months of 1993 generated a net loss of $.8 million on sales of 1.4 million barrels at an average realization of $15.86 per barrel compared with a net loss of $.6 million on sales of 2.5 million barrels at an average realization of $15.19 per barrel in the year-ago period. Development drilling was completed in mid-April, which raised oil production from approximately 10,000 barrels per day during the first quarter of 1993 to a current rate of approximately 23,000 barrels per day. FRP estimates that its share of 1993 oil production will approximate 3 million barrels.

     Subsequent to June 30, 1993, the price being received for Main Pass oil declined to less than $14 per barrel. The ultimate recovery of this asset is dependent upon future prices realized, costs incurred, and reserves produced. Low future prices, increases in costs, or negative reserve revisions could result in a charge to future earnings.

     During the second quarter of 1992, FTX transferred substantially all of its non-Main Pass oil and gas properties to FM Properties Inc. whose shares were distributed to FTX shareholders. FTX's oil and gas operations (excluding the Main Pass oil operation) generated a loss of $14.6 million, including exploration expense of $6.2 million, for the second quarter of 1993 compared with a loss of $13.2 million, including exploration expense of $7.1 million, for the 1992 period. For the six months ended June 30, 1993, these operations generated a loss of $19.9 million compared with a loss of $25.5 million for the year-ago period.

     On July 14, 1993, FTX sold its ownership interest in East Cameron blocks 331/332, offshore Louisiana in the Gulf of Mexico, for approximately $95 million cash, resulting in a third quarter gain of approximately $70 million.

CAPITAL RESOURCES AND LIQUIDITY
Cash flow from operating activities declined during the first six months of 1993 to $7.2 million from $79.3 million for the 1992 period, due to lower income from operations partially offset by working capital changes. Accounts receivable are lower primarily because of a decline in FCX trade receivables resulting from lower second-quarter 1993 sales compared with fourth-quarter 1992 sales. Accounts payable and accrued liabilities are lower because of efforts to control costs, reduced Main Pass development activities, and the timing of significant equipment purchases at FCX. Net cash used in investing activities was $260.1 million compared with $351 million for the 1992 period. Increased metals capital expenditures were incurred associated with PT-FI's expansion and investment was made in Rio Tinto Minera, S.A. (RTM) (Note 3). Lower capital expenditures were incurred at Main Pass as its development was completed in 1993 and significantly lower capital expenditures were incurred in agricultural minerals operations. Net cash used in financing activities was $121.1 million, whereas 1992 provided $424 million of net cash, including $884.2 million of proceeds from three offerings of public equity securities. Distributions to minority interest holders of FCX and FRP securities increased during 1993 as a result of the 1992 sale of equity securities by these entities.

     FCX currently pays an annual cash dividend of 60 cents per share to FTX and to its public common shareholders. This dividend is anticipated to continue at this level through completion of the 90,000 MTPD expansion in 1995, absent significant changes in the prices of copper and gold. Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through December 31, 1996 (the Preference Period) before any distributions may be made to FTX. Past distributions to FTX amounting to $181.6 million, including $31.9 million during the second quarter of 1993, have been deferred and will be paid to FTX only to the extent of part of the excess of future quarterly FRP distributions over 60 cents per unit for all units. At current and expected near-term prices of FRP's commodities, FTX anticipates receiving no distributions from FRP. FRP's ability to continue to distribute cash to its public unitholders during the Preference Period is dependent on the operating results of IMC-Agrico Company which will be determined primarily by prices of its commodities and the cost reductions achieved by its combined operations and the future profitability of FRP's sulphur and oil operations.

     Future capital expenditures are expected to be significant through 1995 when PT-FI's 90,000 MTPD expansion is expected to be completed. Subsequently, capital expenditures will be determined by the results of FCX's exploration activities. Estimated capital expenditures for the 66,000 MTPD and 90,000 MTPD expansion programs ($90 million and $545 million, respectively), the initial phase of the Enhanced Infrastructure Program (EIP) ($200 million) and the acquisition of RTM ($52 million, excluding transaction costs) will be funded by operating cash flow, sales of existing and to-be-constructed infrastructure assets and a wide range of financing sources available as a result of the future cash flow from PT-FI's mineral reserve asset base. These sources include, but are not limited to, PT-FI's credit facility and the issuances of public and private securities. Additional expenditures for EIP assets beyond the initial phase, which could range between $300 million and $400 million, depend on the success of PT-FI's exploration program.
Additional EIP expenditures, if any, would be expected to be funded by third-party financing sources, which may include debt, equity or asset sales.

     PT-FI has an agreement with Huarte S.A. (Huarte) to construct the initial phase of the EIP. Under the terms of a March 1993 agreement with ALatieF, an Indonesian investor, certain portions of the EIP are to be sold by PT-FI to a joint venture owned 1/3 by PT-FI and 2/3 by ALatieF for total consideration of $270 million. The joint venture will purchase $90 million of EIP assets annually over the period 1993-1995, with funding provided by equity contributions from the joint venture partners ($90 million) and debt financing ($180 million). The acquired assets will be made available to PT-FI and its employees and designees under arrangements which will provide the joint venture with a guaranteed minimum rate of return on its investment. Certain existing EIP related contracts with Huarte will be assigned to the joint venture as appropriate. The completion of the transaction is subject to execution of definitive agreements and obtaining applicable approvals from the Government of Indonesia. The parties are currently determining the specific assets to be sold in 1993 and arranging the appropriate debt financing.

     During the first six months of 1993 FCX's Zero Coupon Exchangeable Notes (the Notes) with a face value of $241.8 million were tendered to FCX for conversion, with FCX issuing approximately 3.6 million Class A shares in return, leaving Notes with a face value of $466.8 million outstanding (45% of the original face amount issued). As a result of the issuance by FCX of its stock, it is contemplated that PT-FI will, subject to receipt of appropriate approvals, issue shares of its stock to FCX as repayment for Notes converted for FCX stock. FCX currently anticipates receiving these approvals by year end.

     At June 30, 1993, FTX had $7 million of cash and short-term investments compared with $381 million at December 31, 1992, with $367.2 million of the decrease occurring at FCX. The significant reduction at FCX reflects the capital expenditures and dividends paid during the six month period as well as a reduction in borrowings under PT-FI's amended credit agreement. The FTX and PT-FI credit agreements were amended in June 1993, with FTX and FCX guaranteeing PT-FI borrowings under the agreement. The amended credit agreements expire on December 31, 1999 and each is structured as a 3 year revolving line of credit followed by a 3 1/2 year reducing revolving line of credit. On July 7, 1993 FCX issued 14 million depositary shares (each with an initial dividend of $1.25 per year) for net proceeds of $340.7 million. These funds were loaned to PT-FI and were initially used to reduce outstanding indebtedness. As of July 16, 1993, $488.3 million was available under the credit facility.

     The new contract of work contains provisions for PT-FI to conduct or cause to be conducted a feasibility study relating to the construction of a copper smelting facility in Indonesia and for the eventual construction of such a facility by PT-FI, if such facility is deemed to be economically viable by PT-FI and the Government of Indonesia and is not constructed by others. PT-FI is pursuing with another company the feasibility of constructing a copper smelting facility in Indonesia, in which PT-FI would hold a minority interest and supply one-half of the smelter's copper concentrate requirements at market prices.

     Over the 1993 to 1995 period, FTX's capital expenditures are expected to be greater than cash flow from operations. However, upon completion of the 90,000 MTPD expansion, expected to occur by year end 1995, annual production is expected to approach 1 billion pounds of copper and 1.2 million to 1.5 million ounces of gold thereby allowing projected operating cash flow to significantly exceed the level of capital expenditures related to producing its present reserves. Completion of the FCX expansion, along with additional cash flows generated through savings achieved by IMC-Agrico Company, are expected to enhance FTX's financial flexibility.

     FTX's Board of Directors determines dividend policy and the dividend payment on a quarterly basis and in its discretion may change or maintain the dividend payment. In determining dividend policy and payment, the Board of Directors considers many factors, including current and expected future prices and sales volumes of commodities produced by FTX and its subsidiaries, future capital expenditure requirements and the availability and cost of financing available from third parties.

     Management believes that operating cash flow, existing lines of credit, selected asset sales, third-party financing, and discretion with respect to capital, exploration and development spending provides FTX with sufficient financial flexibility and capital resources to meet anticipated requirements.

			   ________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.



			     FREEPORT-McMoRan INC.

				   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				   FREEPORT-McMoRan INC.

			      By:      /s/ John T. Eads
				   --------------------------------
					   John T. Eads
				   Controller - Financial Reporting
				     (authorized signatory and
				    Principal Accounting Officer)

Date:  April 12, 1994