Form 10-Q/A
period 1993-09-30
FREEPORT MCMORAN INC
filed 1994-04-13
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549
				  FORM 10-Q/A


	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
			SECURITIES EXCHANGE ACT OF 1934

		   For the Quarter Ended September 30, 1993


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


On September 30, 1993, there were issued and outstanding 141,026,033 shares of the registrant's Common Stock, par value $1 per share.


The registrant hereby amends its Form 10-Q for the quarter ended September 30, 1993, as set forth in the pages attached hereto and as discussed below.

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

     Freeport-McMoRan Copper & Gold Inc. (FCX), a subsidiary of FTX, previously reported its investment in Rio Tinto Minera, S.A. (RTM) using the equity method of accounting because FCX anticipated reducing its interest below 50% within one year of the initial investment in RTM. FCX is now considering alternative forms of financing, accordingly, FTX hereby amends its report on Form 10-Q for the quarter ended September 30, 1993 as attached hereto to reflect its investment in RTM on a fully consolidated basis.


			     FREEPORT-McMoRan INC.

			       TABLE OF CONTENTS



							    Page
							    ----
Part I.  Financial Information

  Financial Statements:

    Condensed Balance Sheets........................          4

    Statements of Operations........................          5

    Statements of Cash Flow.........................          6

    Notes to Financial Statements...................          7

  Remarks...........................................          8

  Management's Discussion and Analysis
    of Financial Condition and
    Results of Operations                                     9

Signature


			     FREEPORT-McMoRan INC.
			PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
	 --------------------

	      FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
		     CONDENSED BALANCE SHEETS (Unaudited)

						   September 30,  December 31,
						      1993           1992
						   -------------  ------------
							  (in thousands)
 ASSETS
 Current assets:
 Cash and short-term investments................     $   52,544    $  381,002
 Accounts receivable............................        250,885       261,401
 Inventories....................................        341,358       302,589
 Prepaid expenses and other.....................         28,146        38,515
						     ----------    ----------
   Total current assets.........................        672,933       983,507
 Property, plant and equipment, net.............      2,688,060     2,276,857
 Investment in geothermal assets................         10,450       114,374
 Long-term receivables..........................        110,463        53,896
 Other assets...................................        140,648       118,077
						     ----------    ----------
 Total assets...................................     $3,622,554    $3,546,711
						     ==========    ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable and accrued liabilities.......     $  365,055    $  321,377
 Long-term debt due within one year.............         35,051        80,146
						     ----------    ----------
   Total current liabilities....................        400,106       401,523
 Long-term debt, less current portion...........      1,176,365     1,430,546
 Accrued postretirement benefits and pension
   costs........................................        237,670       144,161
 Reclamation and mine shutdown reserves.........        102,317        62,360
 Other liabilities and deferred credits.........        172,553        87,382
 Deferred income taxes..........................        197,097       196,953
 Deferred gain on sale of subsidiary interests..         49,662        94,861
 Minority interests in consolidated
  subsidiaries..................................      1,190,107       782,904
 Stockholders' equity...........................         96,677       346,021
						     ----------    ----------
 Total liabilities and stockholders' equity.....     $3,622,554    $3,546,711
						     ==========    ==========

  The accompanying notes are an integral part of these financial statements.


	      FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
		     STATEMENTS OF OPERATIONS (Unaudited)


						     Third Quarter                   Nine Months
						 ----------------------      -----------------------------
						   1993          1992           1993               1992
						 --------      --------      ----------         ----------
							   (in thousands, except per share amounts)

Revenues..................................       $402,353      $367,340      $1,124,992         $1,242,263
Cost of sales:
Production and delivery...................        276,135       216,533         834,958            726,398
Depreciation and amortization.............         43,110        47,009         141,203            160,484
						 --------      --------      ----------         ----------
    Total cost of sales...................        319,245       263,542         976,161            886,882
Exploration expenses......................         19,672         6,175          47,990             28,012
Provision for restructuring charges.......           -             -             67,145               -
 (Gain) loss on valuation and sale of
  assets, net.............................        (70,191)         -             14,859               -
General and administrative expenses.......         36,059        44,776         127,176            135,736
						 --------      --------      ----------         ----------
    Total costs and expenses..............        304,785       314,493       1,233,331          1,050,630
						 --------      --------      ----------         ----------
Operating income (loss)...................         97,568        52,847        (108,339)           191,633
Interest expense, net.....................        (22,034)      (10,682)        (53,237)           (41,657)
Gain on sale of FCX Class A shares........           -          100,934            -               100,934
Gain on conversion of FCX notes...........         (2,861)       19,562          30,435             19,562
Other income, net.........................          3,767         4,238           6,802              1,646
						 --------      --------      ----------         ----------
Income (loss) before income taxes and
  minority interests......................         76,440       166,899        (124,339)           272,118
(Provision) credit for income taxes.......        (33,784)      (20,706)         (1,906)           (52,532)
Minority interests in net (income)
  loss of consolidated subsidiaries.......        (10,282)      (17,435)         57,805            (56,584)
						 --------      --------      ----------         ----------
Income (loss) before changes in
  accounting principle....................         32,374       128,758         (68,440)           163,002
Cumulative effect of changes in
  accounting principle, net...............           -             -            (20,717)              -
						 --------      --------      ----------         ----------
Net income (loss).........................         32,374       128,758         (89,157)           163,002
Preferred dividends.......................         (5,588)       (5,621)        (16,782)           (13,065)
						 --------      --------      ----------         ----------
Net income (loss)
  applicable to common stock..............       $ 26,786      $123,137      $ (105,939)        $  149,937
						 ========      ========      ==========         ==========
Net income per share:
  Primary-before changes
    in accounting principle...............           $.19          $.86           $(.60)             $1.03
  Cumulative effect of changes
    in accounting principle...............            -             -              (.15)               -
						     ----          ----           -----              -----
						     $.19          $.86           $(.75)             $1.03
						     ====          ====           =====              =====
  Fully diluted-before changes
    in accounting principle...............           $.19          $.76           $(.60)             $1.02
  Cumulative effect of changes
    in accounting principle...............            -             -              (.15)               -
						     ----          ----           -----              -----
						     $.19          $.76           $(.75)             $1.02
						     ====          ====           =====              =====
  Average common and common
   equivalent shares outstanding:
      Primary.............................        142,265       143,778         142,076            145,423
						  =======       =======         =======            =======
      Fully diluted.......................        142,265       180,267         142,076            171,828
						  =======       =======         =======            =======

  Dividends per common share                       $.3125        $.3125          $.9375             $.9375
						   ======        ======          ======             ======

   The accompanying notes are an integral part of these financial statements.


	    FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
		    STATEMENTS OF CASH FLOW (Unaudited)

							    Nine Months Ended
							      September 30,
							  --------------------
							     1993       1992
							  ---------  ---------
							      (in thousands)

Cash flow from operating activities:
Net income (loss)........................................ $(89,157)  $163,002
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Cumulative effect of changes in accounting principle...   20,717       -
  Depreciation and amortization..........................  147,592    162,902
  Other noncash charges to income........................   33,194       -
  Provision for restructuring charges, net of payments...   23,980       -
  Loss on valuation and sale of assets, net..............   14,859       -
  Oil and gas exploration expenses.......................   19,699     16,869
  Recognition of unearned revenues in income.............  (10,772)    (7,544)
  Amortization of debt discount and financing costs......   31,159     36,664
  Gain on sale of FCX Class A shares.....................     -      (100,934)
  Gain on conversion of FCX notes........................  (30,435)   (19,562)
  Deferred income taxes..................................  (26,658)     9,176
  Minority interests' share of net income (loss).........  (57,804)    56,584
  (Increase) decrease in working capital, net of effect..
    of acquisitions and dispositions:
    Accounts receivable..................................   30,560    (63,203)
    Inventories..........................................   (1,139)   (13,426)
    Prepaid expenses and other...........................  (12,730)   (29,387)
    Accounts payable and accrued liabilities.............  (82,708)   (60,424)
  Reclamation and mine shutdown expenditures.............   (8,283)    (9,009)
  Other..................................................    8,776       (431)
							  --------    --------
Net cash provided by operating activities................   10,850     141,277
							  --------    --------

Cash flow from investing activities:
Capital expenditures:
  Metals................................................. (310,718)  (234,525)
  Main Pass..............................................  (36,872)   (98,908)
  Agricultural minerals..................................  (16,107)   (76,309)
  Oil and gas............................................  (31,318)   (39,789)
  Other..................................................  (21,644)   (48,940)
Acquisition of Rio Tinto Minera, S.A., net of cash
  acquired...............................................   (1,354)      -
Proceeds from sale of:
  Oil and gas assets.....................................   95,250       -
  Geothermal assets......................................   23,000       -
  Other..................................................   18,733       -
Other....................................................     (358)     5,553
							  --------   --------
Net cash used in investing activities.................... (281,388)  (492,918)
							  --------   --------
Cash flow from financing activities:
  Proceeds from issuance of:
    Convertible Exchangeable Preferred Stock.............     -       245,700
    FRP depositary units.................................     -       425,996
    FCX Class A shares...................................     -       174,142
    FCX Special Preference Stock.........................     -       217,867
    FCX Step-Up Preferred Stock..........................  340,700       -
    FCX Redeemable Gold Denominated Preferred Stock......  220,390       -
Proceeds from sale of PT-FI common shares................     -       212,485
Purchase of Freeport-McMoRan Inc. common shares..........   (4,498)   (72,250)
Purchase of FCX Class A shares...........................  (13,521)    (5,805)
Distributions paid to minority interests:
  FCX....................................................  (50,579)   (28,879)
  FRP....................................................  (90,884)   (79,158)
Distribution to FM Properties Inc........................     -       (28,019)
Proceeds from debt.......................................  384,977    565,393
Repayment of debt........................................ (697,855)  (747,312)
Cash dividends paid:
  Common stock........................................... (132,190)  (135,443)
  Preferred stock........................................  (16,796)   (11,262)
Other....................................................    2,336      3,319
							  --------    --------
Net cash provided by (used in) financing activities......  (57,920)    736,774
							  --------    --------
Net increase (decrease) in cash and short-term
  investments............................................ (328,458)    385,133
Cash and short-term investments at beginning of year.....  381,002      89,603
							  --------    --------
Cash and short-term investments at end of period......... $ 52,544    $474,736
							  ========    ========

  The accompanying notes are an integral part of these financial statements.


	      FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
			 NOTES TO FINANCIAL STATEMENTS

1.   RESTRUCTURING AND VALUATION CHARGES
RESTRUCTURING CHARGES.  During the first half of 1993, Freeport-McMoRan Inc.
(FTX) recognized expense of $67.1 million for the restructuring of its administrative organization (including personnel related costs, the cost to downsize its computing and management information systems (MIS) structure, and a write-off of excess facilities and other miscellaneous assets), principally resulting from formation of the joint venture between Freeport-McMoRan Resource Partners, Limited Partnership (FRP) and IMC Fertilizer, Inc. (IMC) discussed below. See Management's Discussion and Analysis of Financial Condition and Results of Operations for information about a reclassification of restructuring charges from those previously reported resulting from views expressed by the Securities and Exchange Commission staff.

ASSET SALES/RECOVERABILITY. In July 1993, FTX sold its ownership interest in a nonproducing oil and gas property for $95 million in cash, recognizing a third quarter gain of $69.1 million. During the second quarter, FTX recognized expense of $45.1 million for the recoverability of certain assets, of which a significant portion related to FRP's investment in its non-Main Pass sulphur assets because of persistent weak market conditions. FRP has accrued future reclamation and mine shutdown costs related to these assets totaling $52.8 million. In April 1993, FRP sold its remaining interests in producing geothermal properties for $63.5 million, consisting of $23 million in cash and interest-bearing notes totaling $40.5 million (included in other assets), recognizing a $31 million charge to expense. FRP also recorded a $9 million charge to expense for impairment of its undeveloped geothermal properties.

2.   IMC-AGRICO COMPANY
FRP and IMC formed a joint venture (IMC-Agrico Company), effective July 1, 1993, for their respective phosphate fertilizer businesses, including phosphate rock and uranium. FRP's "Current Interest", reflecting cash to be distributed from ongoing operations, initially is 58.6% and its "Capital Interest", reflecting the purchase or sale of long-term assets or any required capital contributions to IMC-Agrico Company is 46.5% initially. These ownership percentages decline in annual increments ultimately to 40.6% for the fiscal year ending June 30, 1998 and remain constant thereafter. FRP proportionately consolidates its interest in IMC-Agrico Company.

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

4.   PREFERRED STOCK OFFERINGS
In July 1993, FCX sold publicly 14 million depositary shares representing its Step-Up Convertible Preferred Stock. Each depositary share is entitled to a cumulative annual cash dividend payment of $1.25 through August 1, 1996 and thereafter $1.75 (payable quarterly), has a $25 liquidation preference, and is convertible at the option of the holder into 0.813 shares of FCX Class A common stock. Beginning in 1996, the depositary shares are redeemable, solely at FCX's option, under certain circumstances.

     In August 1993, FCX sold publicly 6 million depositary shares representing its Gold Denominated Preferred Stock. Each depositary share is entitled to a cumulative quarterly cash dividend equal to the value of
0.000875 ounces of gold and is subject to mandatory cash redemption in August 2003 for the value of 0.1 ounces of gold.

5.   INTEREST COSTS
Interest expense excludes capitalized interest of $10.2 million and $20.3 million in the third quarter of 1993 and 1992, respectively, and $48.2 million and $63.3 million in the first nine months of 1993 and 1992, respectively.

6.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 1993 resulted in a shortfall of $203.2 million compared with a ratio of 2.8 to 1 for the 1992 period. For this calculation, earnings are income from continuing operations (including the restructuring and valuation charges discussed above) before income taxes, minority interests, and fixed charges. Fixed charges are interest, that portion of rent deemed representative of interest, and the preferred stock dividend requirements of majority-owned subsidiaries.

7.   CHANGES IN ACCOUNTING PRINCIPLE
Effective January 1, 1993, FTX adopted the following changes to accounting policies:

Periodic Scheduled Maintenance Costs - Costs related to periodic scheduled
- - ------------------------------------
maintenance (turnarounds) were previously capitalized when incurred and amortized generally over six months to two years. Effective January 1, 1993, the method of accounting was changed to expense these costs when incurred.

Deferred Charges - The accounting for deferred charges was changed to provide
- - ----------------
for deferral of only those costs that directly relate to the acquisition, construction, and development of assets and to the issuance of debt and related instruments. Previously, certain other costs that benefitted future periods were amortized over the periods benefitted.

Management Information Systems - Costs of MIS equipment and software that have
- - ------------------------------
a material impact on periodic measurement of net income are capitalized and amortized over their estimated productive lives. Other MIS costs, including equipment and purchased software that involve relatively immaterial amounts (currently individual expenditures of less than $.5 million) and short estimated productive lives (currently less than three years) are charged to expense when incurred. Previously, most expenditures for MIS equipment and purchased software were capitalized. The accounting for MIS costs was changed to recognize the rapid rate of technology change in MIS which results in short productive lives of equipment and software and a need for continuing investments.

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




Item 2.  Management's Discussion and Analysis of Financial
	 -------------------------------------------------
	 Condition and Results of Operations.
	 ------------------------------------

	      FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
			      EARNINGS BY SOURCES

				     Three Months Ended September 30,
			   ------------------------------------------------
				    1993                      1992
			   ---------------------     ----------------------
					    (in thousands)
 Metals a
   FCX-operations........  $67,655                   $63,770
      -exploration.......   (9,321)      $58,334      (1,872)       $61,898
			   -------                   -------

 Agricultural minerals
   FRP-operations........  (12,522)                   (1,098)
      -exploration.......     (710)      (13,232)     (1,691)        (2,789)
			   -------                   -------

 Energy
   Oil and gas:
     FRP.................      789                     5,136
     FTX.................   (8,672)b      (7,883)     (5,437)          (301)
			    ------                   -------

 Other income, net.......                 (6,075)                    (1,723)
					 -------                    -------
 Income from segment
   operations c..........                $31,144                    $57,085
					 =======                    =======


				   Nine Months Ended September 30,
			  -------------------------------------------------
				   1993                        1992
			   ---------------------     ----------------------
					    (in thousands)
 Metals a
   FCX-operations........ $112,858                   $214,192
      -exploration.......  (25,037)      $87,821       (6,274)     $207,918
			  --------                   --------
 Agricultural minerals
   FRP-operations........  (48,534)                    29,114
      -exploration.......   (2,051)      (50,585)      (3,502)       25,612
			  --------                   --------
 Energy
   Oil and gas:
     FRP.................       19                      4,505
     FTX.................  (28,544)b     (28,525)     (30,926)      (26,421)
			  --------                   --------
 Other income, net.......                (28,244)                   (13,830)
					--------                   --------
 Income from segment
      operations c.......               $(19,533)                  $193,279
					========                   ========

a. Includes earnings of $2.1 million and a loss of $2.2 million attributable to RTM for the three-month period and nine-month periods ended September 30, 1993, respectively.

b. Excludes $69.1 million gain from the sale of the East Cameron 331/332 property in July 1993.

c. Operating income (loss) plus other income, less provision for restructuring charges and loss on valuation and sale of assets from the Statements of Operations.


	      FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
	       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
After discussions with the staff of the Securities and Exchange Commission
(SEC), Freeport-McMoRan Inc. (FTX) is reclassifying certain expenses and accruals previously recorded in 1993 as restructuring and valuation of assets. In response to inquiries, FTX advised the SEC staff that $27.4 million originally reported as restructuring and valuation of assets represented the cumulative effect of changes in accounting principle resulting from the adoption of the new accounting policies that FTX considered preferable, as described in Note 7 to the financial statements. FTX also informed the SEC staff of the components of other charges included in the amount originally reported as restructuring and valuation of assets. FTX concluded that the reclassification and the related supplemental disclosures more accurately reflect the nature of these charges to 1993 net income in accordance with generally accepted accounting principles. These reclassifications had no impact on net income or net income per share.

     FTX reported third-quarter 1993 net income applicable to common stock of $26.8 million ($.19 per share) compared with $123.1 million ($.86 per primary share) for the 1992 period. Third-quarter 1993 net income includes $46.1 million ($.32 per share) essentially representing the gain from the sale of an oil and gas property (Note 1), whereas the 1992 period includes gains totaling $120.5 million ($.84 per primary share) on the sale/issuance of FCX Class A common stock. For the nine months ended September 30, 1993, which included a noncash charge of $20.7 million ($.15 per share), after taxes and minority interests, to reflect the changes in accounting principle (Note 7), FTX reported a net loss of $105.9 million ($.75 per share) compared with earnings of $149.9 million ($1.03 per primary share) for the year-ago period. The nine-month period of 1993 was negatively impacted by net charges totaling $45.7 million ($.32 per share), consisting of administrative restructuring costs, adjustments to general and administrative expenses and production and delivery costs discussed below, the loss on the sale of the Freeport-McMoRan Resource Partners, Limited Partnership (FRP) producing geothermal assets, the charge to expense for the recoverability of certain assets (Note 1), and the changes in accounting principle net of the oil and gas property sale gain noted above, and a gain from the issuance of FCX Class A common stock. The 1992 period includes the gains from the sale/issuance of FCX Class A common stock mentioned above. FTX's operating results reflect lower earnings from all three of its business segments, generally caused by lower product realizations. FTX's effective tax rate for operations (excluding credits for the nine-month period of 1993 attributable to the non-operational items) during the 1993 periods is greater than during the 1992 periods due to the higher portion of income from FTX's metals operations in Indonesia, where the effective tax rate is higher.

     FTX recognized a loss of $9.3 million and $83 million, before income taxes, for the third-quarter and nine-month periods of 1993, respectively, which represents its proportionate share of FRP's net loss. This included recognition of $15.5 million and $45.2 million, respectively, of the gain deferred by FTX in connection with the public sale of FRP units in February 1992. The remaining deferred gain ($49.7 million as of September 30, 1993) will be recognized in future periods when FRP public unitholders receive a disproportionate share of distributions pursuant to their preference rights. The deferred gain will be recognized by FTX in future periods so that FTX will include in its operating results its proportionate share of FRP's operating results. Subsequent to the recognition of the balance of the deferred gain, if FRP's public unitholders receive in any quarter a disproportionate share of distributions pursuant to their preference rights, FTX will recognize a smaller share of any FRP net income, or a larger share of any FRP net loss, than that which would be recognized based on FTX's ownership interest in FRP. If in future quarters FTX receives no distributions and FRP's public unitholders were to receive the $.60 minimum preference distribution, the deferred gain would be fully recognized in the second quarter of 1994.

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

Metals Operations
FTX's metals operations are conducted through its affiliate Freeport-McMoRan Copper & Gold Inc. (FCX) and FCX's operating units P.T. Freeport Indonesia Company (PT-FI) and Rio Tinto Minera, S.A. (RTM). Third-quarter 1993 metals segment earnings were $58.3 million on revenues of $261.5 million compared with earnings of $61.9 million on revenues of $157.1 million for the 1992 period. For the nine months ended September 30, 1993, earnings totaled $87.8 million on revenues of $610.1 million compared with earnings of $207.9 million on revenues of $505.5 million for the year-ago period.

Significant items impacting the metals segment earnings are as follows:

					     Third Quarter      Nine Months
					     -------------      -----------
						      (in millions)
 Metals segment earnings - 1992...........      $61.9             $207.9
						-----             ------
 Increase (decrease)
   RTM revenues...........................      103.8              201.5
   Elimination of intercompany sales......      (13.1)             (26.7)
   Price realization:
     Copper...............................      (20.7)             (65.2)
     Gold.................................        5.2                5.9
   Sales volumes:
     Copper...............................       16.1              (20.0)
     Gold.................................        4.0               (6.9)
   Treatment charges......................        1.0               25.7
   Adjustments to prior period............        7.0              (12.7)
 concentrate sales
   Other .................................        1.1                3.0
						-----             ------
     Net revenue variance.................      104.4              104.6
   Cost of sales..........................      (96.8)            (192.6)*
   Exploration expenses and other.........      (11.2)             (32.1)*
						-----             ------
						 (3.6)            (120.1)
						-----             ------
 Metals segment earnings - 1993...........      $58.3             $ 87.8
						=====             ======

* Includes $10.0 million in cost of sales and $6.3 million in general and administrative expenses resulting from the restructuring project discussed above.

     Revenues in the 1993 periods were negatively impacted by a 13% decrease in copper price realizations, taking into account PT-FI's $.90 per pound price protection program, offset by a 9% and 4% increase in third quarter and nine month gold price realizations, respectively. Copper sales volumes in the current quarter were 12% higher than in the 1992 period, but nine-month volumes in 1993 were 5% below comparable 1992 levels reflecting both the impact of the ore pass collapse during the second quarter of 1993 and the high level of sales in 1992. Gold sales volumes for the third quarter were 7% higher than the 1992 period, while the nine-month period reflects a 4% decrease in gold sales volumes as a result of the ore pass blockage discussed below. Revenues benefited from a decline in treatment charges from the 1992 periods, when FCX had more spot market sales of its copper/gold concentrate, which carried higher treatment charge costs than long-term contracts. Treatment charges vary with the price of copper, and consequently were reduced because of lower copper prices. Adjustments to prior period concentrate sales includes adjustments for changes in prices and weights on all metals for all prior period open sales as well as the related impact on treatment charges. Current quarter adjustments ($1.9 million) were minimized because of the price protection program compared to the 1992 period when falling prices resulted in a negative adjustment ($8.9 million). Open copper sales at the beginning of 1993 were recorded at an average price of $1.04, but subsequently were adjusted downward as copper prices have fallen during the year, negatively impacting 1993 revenues.

     During the third quarter of 1993, copper prices dropped to their lowest levels since 1987, reflecting lower demand caused by the continuing global recession, and remain below $.75 per pound. PT-FI has in place a price protection program that eliminates exposure to copper price declines below an average $.90 per pound for estimated copper sales priced during 1993 and 1994. At September 30, 1993, 139.9 million pounds of copper remained to be contractually priced during future quotational periods. As a result of PT-FI's price protection program, these pounds are recorded at an average price of $.90 per pound. FCX has obtained sales commitments from its purchasers for virtually all of its estimated 1994 production which is to be priced at the then current market price under the terms of the contracts.

     In June 1993, one of PT-FI's four mill level ore passes collapsed, resulting in a partial blockage of the ore pass and a restriction at an adjacent pass. The blockage's primary effect was to limit mill throughput to approximately 40,700 metric tons of ore per day (MTPD) for approximately eight weeks. The ore pass collapse has been overcome and production reached 66,000 MTPD in early August and is currently averaging approximately 70,000 MTPD.
The impact of the collapse was minimized by using an ore stockpile adjacent to the mill and the installation of conveyors to alternative ore pass systems. The copper recovery rate for the nine-month period of 1993 was adversely affected because the ore milled from the stockpile contained higher than normal oxidized copper, which yields lower copper recoveries. Ore grades for 1993 are projected to average 1.56% copper and 1.40 grams of gold per ton. Annual 1993 sales are estimated to be approximately 640 million recoverable pounds of copper and 745,000 recoverable ounces of gold. Copper and gold sales volumes for 1994 are expected to be at least equal to the estimated 1993 volumes.

 PT-FI Operating Results:       Third Quarter           Nine Months
			     --------------------    --------------------
			       1993        1992       1993         1992
			     --------    --------  --------      --------
 Ore milled (metric
   tons per day)............   59,700      57,000      59,200      56,800
 Copper grade (%)...........     1.68        1.63        1.53        1.61
 Gold grade (grams
   per metric ton)..........     1.51        1.58        1.21        1.32
 Recovery rate (%)
   Copper...................     87.9        87.9        87.2        88.6
   Gold.....................     75.9        71.9        75.5        73.4
 Copper (000s of
   recoverable pounds)
   Production...............  172,400     160,100     456,500     463,800
   Sales....................  165,600     147,700     443,700     465,700
   Average realized pricea..     $.90       $1.04        $.91       $1.05
 Gold (recoverable ounces)
   Production...............  194,900     184,200     458,600     459,600
   Sales....................  172,900     162,200     440,400     460,000
   Average realized price...  $373.72     $341.40     $354.15     $341.31
 Gross profit per
   pound of copper:
 Average realized price.....     90.0cents  103.7cents   90.8cents  104.8cents
				 ----       -----        ----       -----
 Production costs:
   Site production and
    deliver.................     44.6        45.3        49.2        45.6
   Gold and silver credits..    (40.6)      (38.6)      (35.7)      (34.5)
   Treatment charges........     23.9        27.5        23.7        28.1
   Royalty on payable metal.      1.3         3.2         1.6         2.5
				 ----        ----        ----        ----
     Cash production costs..     29.2        37.4        38.8        41.7
   Depreciation and
     amortization...........      8.7         7.4         8.7         7.4
				 ----        ----        ----        ----
     Total production costs.     37.9        44.8        47.5        49.1
				 ----        ----        ----        ----
 Revenue adjustments b......     (2.2)       (5.2)       (3.2)        (.1)
				 ----        ----        ----        ----
 Gross profit per pound.....     49.9cents   53.7cents   40.1cents   55.6cents
				 ====        ====        ====        ====

a. FCX recognized $15.3 million and $27.3 million of revenues (excluding $2.7 million and $8 million, respectively, in amortized cost) in the third-quarter and nine-month periods of 1993, respectively, as a result of the price protection program discussed above. Excluding amounts recognized under this program, the realization for the third-quarter and nine-month periods of 1993 would have been $.80 and $.85 per pound, respectively. Excludes the adjustments discussed in Note b.

b. Reflects adjustments primarily for prior period concentrate sales (net of related amounts recognized under the price protection program) and amortization of the cost of the price protection program.

     Unit site production and delivery costs for the current quarter were slightly lower than the 1992 period. Unit site production and delivery costs, excluding $10.0 million of charges related to the restructuring project, increased 3.6 cents per pound for the nine months of 1993 primarily as a result of costs incurred in connection with the ore pass collapse (including a $2.5 million insurance deductible), lower production volumes and lower copper recovery rates. Unit cash production costs benefited from lower treatment charges and from higher gold and silver credits. These credits are expected to increase significantly in the fourth quarter of 1993 when production from the Grasberg ore body is expected to yield abnormally high gold grades. The 1993 depreciation rate increased to 8.3 cents per recoverable pound because of the 66,000 MTPD expansion. FCX is also amortizing approximately $.6 million a quarter for the cost in excess of book value relating to the December 1992 purchase of 49% of the publicly traded Indonesian entity that owns a 10% interest in PT-FI.

     Exploration expenses, currently budgeted at approximately $30 million for 1993, have increased as FCX aggressively explores the 24,700 acre original contract of work area, the contiguous 6.5 million acre exploration area, and the adjacent 2.5 million acre area covered by the exploration permit granted in April 1993.

AGRICULTURAL MINERALS OPERATIONS
FTX's agricultural minerals activities consist of FRP's fertilizer, phosphate rock, and sulphur businesses. FRP and IMC Fertilizer Inc. (IMC) formed a joint venture (IMC-Agrico Company), effective July 1, 1993, for their respective phosphate fertilizer businesses, including phosphate rock and uranium. IMC-Agrico Company is governed by a policy committee having equal representation from each company and is managed by IMC. Combined annual savings of at least $95 million in production, marketing, and general and administrative costs are expected to result from this transaction, the full effect beginning in the second year of operations.

     As a result of the joint venture, FRP is engaged in the phosphate rock mining, fertilizer production, and uranium oxide extraction business only through IMC-Agrico Company. FRP will continue to operate its sulphur and oil businesses. FRP has varying sharing ratios in IMC-Agrico Company, as discussed in Note 2 to the financial statements, which were based on the projected contributions of FRP and IMC to the cash flow of the joint venture and on an equal sharing of the anticipated savings.

     FRP proportionately consolidates its interest in IMC-Agrico Company. Accordingly, FRP recognizes its proportionate interest in the combined assets contributed by FRP and IMC to the joint venture. As a result, operating results reported by FRP subsequent to the formation of IMC-Agrico Company vary significantly in certain respects from those previously reported. Phosphate fertilizer realizations and unit production costs are fundamentally changed as the majority of the FRP contributed fertilizer production facilities are located on the Mississippi River, whereas the IMC contributed fertilizer production facilities are located in Florida. Fertilizer produced on the Mississippi River commands a higher sales price in the domestic market because of its proximity to markets; however, raw material transportation costs at the Florida facilities are lower for phosphate rock, partially offset by increased sulphur transportation costs. As discussed below, IMC-Agrico Company has significantly curtailed its fertilizer production in response to weak market conditions. The curtailment was effected principally by reducing production at the Mississippi River facilities previously owned by FRP.

     FRP's agricultural minerals segment reported a third-quarter 1993 loss of $13.2 million on revenues of $121.7 million compared with a loss of $2.8 million on revenues of $176.2 million for the 1992 period. For the first nine months of 1993, a loss of $50.6 million was generated on revenues of $464.2 million compared with earnings of $25.6 million on revenues of $611 million for the year-ago period.

     Significant items impacting FRP's agricultural minerals segment earnings are as follows:


					      Third Quarter     Nine Months
					      -------------     -----------
						      (in millions)

 Agricultural minerals earnings - 1992.....       $( 2.8)          $ 25.6
						  ------           ------
 Major increases (decreases)
   Sales volumes - DAP and sulphur.........        (23.4)           (32.4)
   Realizations - DAP and sulphur..........        (13.6)           (64.7)
   Other product volumes and realizations..        (17.5)           (49.7)
						  ------           ------
     Net revenue variance..................        (54.5)          (146.8)
   Cost of sales...........................         31.0             49.9*
   General and administrative and other....         13.1             20.7*
						  ------           ------
						   (10.4)           (76.2)
						  ------           ------
 Agricultural minerals earnings - 1993.....       $(13.2)          $(50.6)
						  ======           ======

* Includes $17.5 million in cost of sales and $7.3 million in general and administrative expenses resulting from the restructuring project discussed above.

     Weak industrywide demand and changes due to FRP's proportionate share of IMC-Agrico Company resulted in FRP's third-quarter 1993 sales volumes for diammonium phosphate (DAP), its principal fertilizer product, declining 35% from that of the year-ago period. The continued weakness in the phosphate fertilizer market prompted IMC-Agrico Company to make strategic curtailments in its phosphate fertilizer production. Unit production cost declined from the 1992 period reflecting initial production efficiencies from the joint venture, reduced raw material costs for sulphur and lower phosphate rock mining expenses, partially offset by increased natural gas costs and lower production volumes. Contributing to the decline in phosphate rock costs is the change in production facilities under IMC-Agrico Company discussed earlier. FRP's realization for DAP was lower reflecting the near 20-year low prices as well as an increase in the lower-priced Florida sales recognized under the joint venture.

     The outlook for the remainder of 1993 and into early 1994 is for somewhat improved prices under more normal market demand levels. Lower domestic operating rates have kept inventory levels from rising in spite of reduced third quarter demand. Late in the third quarter, increased export purchases contributed to a rise in market prices, with firming export prices helping to rekindle domestic buying interests which had been unwilling to make purchase commitments. Additionally, domestic phosphate fertilizer demand is expected to benefit from increased corn acreage planted due to lower government set-asides, and increased fertilizer application rates necessitated by the widespread flooding that caused a depletion of nutrients in a number of mid-western states.

     FRP's proportionate share of the larger IMC-Agrico Company phosphate rock operation resulted in sales volumes for the third quarter of 1993 increasing from the 1992 period, with IMC-Agrico Company utilizing its least-costly operations to maximize efficiencies.

     Third-quarter 1993 sulphur production at the Caminada and Main Pass mines increased compared with the 1992 period. Sales volumes for the current quarter declined 26%, primarily because of reduced usage by the IMC-Agrico Company operations caused by its curtailed fertilizer production. During the second quarter of 1993, due to the continuing decline in the market price of sulphur, FRP recorded a noncash charge to earnings (Note 1) for the excess capitalized cost over expected realization of its non-Main Pass sulphur assets, primarily the Caminada sulphur mine. Due to significant improvements in Main Pass sulphur production, FRP no longer needs the marginally profitable Caminada operation and is now taking steps to cease Caminada operations over the next several months. The shutdown of Caminada will have no significant impact on FRP's reported earnings. In the sulphur market, prices remain depressed. Although reduced global demand has forced production cutbacks worldwide, a rebound in price is not expected until demand improves.


					  Third Quarter        Nine Months
					----------------  -------------------
					  1993    1992       1993       1992
					-------  -------  ---------  ---------
 Phosphate fertilizers (short tons)a
   Diammonium phosphate
     Sales:
       Florida........................  220,900
       Louisiana......................  177,600
       Other..........................   31,800
					-------
	 Total sales.................   430,300  661,700  1,769,600  2,029,800
     Average realized price:b
       Florida.......................   $100.94
       Louisiana.....................    112.03
   Monoammonium phosphate
     Sales:
       Granular......................    58,700   89,300    369,500    408,800
       Powdered......................    22,300              22,300
     Average realized price:b
       Granular......................   $115.34
       Powdered......................     93.95
   Granular triple superphosphate
     Sales...........................    89,700  183,000    430,300    564,500
     Average realized price b........    $86.59
 Phosphate rock (short tons)a
   Sales............................. 1,026,700  796,200  2,708,900  2,555,900
   Average realized price b..........    $20.20
 Sulphur (long tons)
   Sales c...........................   418,900  566,400  1,446,500  1,708,100

a. Beginning July 1, 1993, reflects FRP's 46.5% share of the assets of IMC-Agrico Company during the year ended June 30, 1994. FRP is entitled to 58.6% of the cash flow generated by IMC-Agrico Company during such period.
b. Represents average realization f.o.b. plant/mine.
c. Includes 149,600 tons, 403,600 tons, 929,000 tons, and 1,186,700 tons for the third-quarter and nine-month periods of 1993 and 1992, respectively, which represent internal consumption and Main Pass start-up sales that are not included in sales for accounting purposes.

     At Main Pass, sulphur production is presently in excess of 3,400 tons per day, up from 1,300 tons per day at the end of the second quarter. Sulphur production continues to accelerate toward its full production level of two million tons per year (5,500 tons per day). Given the rapid increases achieved during 1993, full production will probably be reached in 1994. As a result of the sulphur production increases, these activities became operational for accounting purposes beginning July 1, 1993. Recognizing Main Pass sulphur operations in income and discontinuing associated capitalized interest did not affect cash flow, but did adversely affect reported operating results. Main Pass sulphur operations will have a more positive effect on FRP's future earnings as production increases and if sulphur prices improve from their current low levels.

OIL AND GAS OPERATIONS
During the second quarter of 1992, FTX transferred substantially all of its non-Main Pass oil and gas properties to FM Properties Inc. whose shares were distributed to FTX shareholders. FTX's oil and gas operations (excluding the Main Pass oil operation) involves exploring for new reserves. These activities generated a loss of $8.7 million, including exploration expense of $9 million, for the third quarter of 1993 compared with a loss of $5.4 million, including exploration expense of $2 million, for the 1992 period.
For the nine months ended September 30, 1993, these operations generated a loss of $28.5 million compared with a loss of $30.9 million for the year-ago period. In July, FTX sold its interests in the recently discovered undeveloped reserves at East Cameron Blocks 331/332, offshore Louisiana in the Gulf of Mexico, for $95 million cash, recognizing a pretax gain of $69.1 million (not included in oil and gas operations earnings). FTX had drilled seven development wells, then sold the reserves before setting permanent production facilities.

     Main Pass's oil operations achieved the following:


				     Third Quarter             Nine Months
				--------------------     ---------  ---------
				   1993      1992           1993       1992
				---------  ---------     ---------  ---------

 Sales (barrels)............    1,066,100  1,705,000     2,425,300  4,208,000
 Average realized price.....       $14.25     $16.82        $15.15     $15.85
 Earnings (in millions).....          $.8       $5.1            $0       $4.5

     Since completion of development drilling in mid-April, the Main Pass oil production volumes increased to and remained steady at approximately 24,000 barrels of oil per day, exceeding expectations. FRP estimates that its share of oil production will approximate 3.4 million barrels for 1993. Production for 1994 is expected to approximate that of 1993, with the anticipated drilling of additional wells offsetting a production decline in existing wells. At September 30, 1993, FRP's investment in its Main Pass oil facilities ($109.2 million) approximated the future net cash flows expected to be received. Low future prices, increases in costs, or negative reserve revisions could result in a charge to future earnings.

CAPITAL RESOURCES AND LIQUIDITY
Cash flow from operating activities declined during the first nine months of 1993 to $10.9 million from $141.3 million for the 1992 period, due to lower income from operations partially offset by working capital changes. Net cash used in investing activities was $281.4 million compared with $492.9 million for the 1992 period. Increased metals capital expenditures were incurred associated with PT-FI's expansion and FCX's investment in Rio Tinto Minera, S.A. (RTM) (Note 3). Lower capital expenditures were incurred at Main Pass as its development was completed in 1992 and significantly lower capital expenditures were incurred in agricultural minerals operations. Net cash used in financing activities was $57.9 million, whereas the 1992 period provided net cash of $736.8 million. The 1993 period includes $561.1 million of proceeds from the FCX preferred stock offerings (Note 4), whereas the 1992 period includes $1.3 billion of proceeds from equity security offerings. Distributions to minority interest holders of FCX and FRP securities increased during 1993 as a result of the 1992 sale of equity securities by these entities.

     FCX recently announced an expected addition of almost 4 billion payable pounds of copper and slightly over 2 million recoverable ounces of gold to its proved and probable reserve base, with most of the reserves being added in 1993. These expected reserve additions resulted form delineation drilling at the Big Gossan mineral resource and from the Grasberg ore body resulting from the contemplated 115,000 MTPD expansion discussed below.

     Through 1995, FTX's capital expenditures are expected to be greater than cash flow from operations. Upon completion of FCX's previously announced 90,000 MTPD expansion and the contemplated further expansion to 115,000 MTPD by year-end 1995, annual production is expected to approach 1.1 billion pounds of copper and 1.5 million ounces of gold. Completion of the FCX expansion, along with the additional cash flows generated through savings achieved by IMC-Agrico Company, are expected to enhance FTX's financial flexibility. Subsequently, capital expenditures will be determined by the results of FCX's exploration activities and ongoing capital maintenance programs. Estimated capital expenditures through 1995 for the expansion to 115,000 MTPD, the initial phase of the Enhanced Infrastructure Program (EIP) discussed below, the remaining cost of the acquisition of RTM and ongoing capital maintenance expenditures are expected to range from $700 million to $800 million and will be funded by operating cash flow, sales of existing and to-be-constructed infrastructure assets and a wide range of financing sources available as a result of the future cash flow from FTX's mineral reserve asset base. These sources include, but are not limited to, FTX's credit facility and the issuances of public and private securities. Additional expenditures for EIP assets beyond the initial phase, which could range between $300 million and $400 million, depend on the success of PT-FI's exploration program.
Additional EIP expenditures, if any, would be expected to be funded by third-party financing sources, which may include debt, equity or asset sales.

     PT-FI has an agreement with Huarte S.A. (Huarte) to construct the initial phase of the EIP. Under the terms of a March 1993 agreement with ALatieF, an Indonesian investor, certain portions of the EIP are to be sold by PT-FI to a joint venture owned 1/3 by PT-FI and 2/3 by ALatieF for total consideration of $270 million. The joint venture is expected to purchase approximately $90 million of EIP assets annually through 1995, with funding provided by equity contributions from the joint venture partners ($90 million) and debt financing ($180 million). The acquired assets will be managed by ALatieF and will be made available to PT-FI and its employees and designees under arrangements that will provide the joint venture with a guaranteed minimum rate of return on its investment. The completion of the transaction is subject to execution of definitive agreements, obtaining applicable approvals from the Government of Indonesia, and arranging the appropriate debt financing.

     The new contract of work contains provisions for PT-FI to conduct or cause to be conducted a feasibility study relating to the construction of a copper smelting facility in Indonesia and for the eventual construction of such a facility, if it is deemed to be economically viable by PT-FI and the Government of Indonesia. PT-FI is participating in a group assessing the feasibility of constructing a copper smelting facility in Indonesia. PT-FI would hold a minority interest in the smelter and supply one-half of the smelter's copper concentrate requirements at market prices.

     During the first nine months of 1993 FCX's Zero Coupon Exchangeable Notes (the Notes) with a face value of $259.6 million were exchanged for 3.9 million FCX Class A common shares, leaving Notes with a face value of $449 million outstanding (43% of the original face amount issued). It is contemplated that PT-FI will, subject to receipt of appropriate approvals, issue shares of its stock to FCX as repayment for Notes exchanged for FCX stock.

     At September 30, 1993, FTX had $52.5 million of cash and short-term investments compared with $381 million at December 31, 1992, with a $345.4 million decrease occurring at FCX. The significant reduction at FCX reflects a reduction in borrowings under PT-FI's amended credit agreement as well as capital expenditures and dividends paid during 1993. The FTX and PT-FI credit agreements were amended in June 1993, with FTX and FCX guaranteeing PT-FI borrowings under the agreement. The amended credit agreements expire on December 31, 1999 and each is structured as a three year revolving line of credit followed by a 3 1/2 year reducing revolver. As of October 15, 1993, $460 million was available under the credit facility.

     FCX currently pays an annual cash dividend of 60 cents per share to FTX and to its public common shareholders. FCX's Board of Directors determines the FCX dividend payment on a quarterly basis and in its discretion may change or maintain the dividend payment. Based on the policy adopted by the FCX Board, this dividend is anticipated to continue at this level through completion of the expansion in 1995, absent significant changes in the prices of copper and gold.

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through December 31, 1996 (the Preference Period) before any distributions may be made to FTX. At September 30, 1993, FTX had deferred past distributions totaling $181.6 million, which will be paid to FTX only to the extent of part of the excess of future quarterly FRP distributions over 60 cents per unit for all units. Additionally, distributable cash for the third quarter of 1993 was such that all of the funds necessary to pay the distribution of 60 cents per public unit to be paid November 15, 1993 will be borrowed under the New Credit Agreement, with FTX deferring its entire $31.9 million. FRP has announced that beginning with the cash distribution for the fourth quarter of 1993 (scheduled for payment in February 1994), it no longer intends to supplement distributable cash with borrowings. FRP's ability to continue to distribute cash to its public unitholders is dependent on the cash distributions received from IMC-Agrico Company, which will primarily be determined by prices of its commodities and the cost reductions achieved by its combined operations, and the future cash flow of FRP's sulphur and oil operations. As a result, future distributions from FRP, reflecting the preference discussed above, will be impacted by the cyclical nature of its fertilizer business. Due to the current depressed fertilizer market, FRP will not receive a cash distribution from IMC-Agrico Company for the third-quarter 1993 operations.

     FTX's Board of Directors determines the dividend payment on a quarterly basis and in its discretion may change or maintain the dividend payment. In determining dividend policy, the Board of Directors considers many factors, including current and expected future prices and sales volumes of commodities produced by FTX and its subsidiaries, future capital expenditure requirements and the availability and cost of financing available from third parties.

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


				 SIGNATURE
				 ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				    FREEPORT-McMoRan INC.





				    By:      /s/ John T. Eads
					 -------------------------------
						 John T. Eads
					 Controller - Financial Reporting
					   (authorized signatory and
					  Principal Accounting Officer)


Date:  April 12, 1994