Form 10-Q
period 1994-03-31
FREEPORT MCMORAN INC
filed 1994-04-26
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549
				 FORM 10-Q


	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		      SECURITIES EXCHANGE ACT OF 1934

		   For the Quarter Ended March 31, 1994







		      Commission File Number: 1-8124



			   FREEPORT-MCMORAN INC.



Incorporated in Delaware                               13-3051048
					     (IRS Employer Identification No.)


	     1615 Poydras Street, New Orleans, Louisiana 70112


	    Registrant's telephone number, including area code:
			      (504) 582-4000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No___


On March 31, 1994, there were issued and outstanding 140,173,932 shares of the registrant's Common Stock, par value $1 per share.


			   FREEPORT-McMoRan INC.

			     TABLE OF CONTENTS



							    Page

Part I.  Financial Information

  Financial Statements:

    Condensed Balance Sheets                                  3

    Statements of Operations                                  4

    Statements of Cash Flow                                   5

    Notes to Financial Statements                             7

  Remarks                                                     8

  Management's Discussion and Analysis
    of Financial Condition and
    Results of Operations                                     9

Part II.  Other Information                                  17

Signature                                                    18

Exhibit Index                                               E-1


			   FREEPORT-McMoRan INC.
		      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

	      FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
		     CONDENSED BALANCE SHEETS (Unaudited)

						  March 31,     December 31,
						     1994            1993
						  ----------     ------------
ASSETS                                                  (In Thousands)
Current assets:
Cash and short-term investments                  $   80,781      $   39,785
Accounts receivable                                 226,452         268,762
Inventories                                         356,346         345,333
Prepaid expenses and other                           26,012          25,675
						 ----------      ----------
  Total current assets                              689,591         679,555
Property, plant and equipment, net                2,953,116       2,773,730
Long-term receivables                                60,883         111,222
Other assets                                        156,400         149,560
						 ----------      ----------
Total assets                                     $3,859,990      $3,714,067
						 ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities         $  443,730      $  408,289
Current portion of long-term debt and
  short-term borrowings                              59,694          49,256
						 ----------      ----------
  Total current liabilities                         503,424         457,545
Long-term debt, less current portion              1,230,717       1,282,424
Accrued postretirement benefits and
  pension costs                                     242,583         239,134
Reclamation and mine shutdown reserves              118,287         120,957
Other liabilities and deferred credits              148,631         178,583
Deferred income taxes                               223,384         201,553
Deferred gain on sale of subsidiary
  interests                                          21,096          33,953
Minority interests in consolidated
  subsidiaries                                    1,395,571       1,199,269
Stockholders' equity (deficit)                      (23,703)            649
						 ----------      ----------
Total liabilities and stockholders' equity       $3,859,990      $3,714,067
						 ==========      ==========




The accompanying notes are an integral part of these financial statements.


	    FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
		   STATEMENTS OF OPERATIONS (Unaudited)

						   Three Months Ended
							 March 31,
						  ------------------------
						    1994            1993
						  --------        --------
						       (In Thousands,
						  Except Per Share Amounts)

Revenues                                         $449,594        $300,821
Cost of sales:
Production and delivery                           298,609         211,664
Depreciation and amortization                      34,683          34,897
						 --------        --------
  Total cost of sales                             333,292         246,561
Exploration expenses                               12,338          11,745
Provision for restructuring charges                  -              7,351
Loss on valuation and sale of assets, net            -             40,000
General and administrative expenses                39,726          38,072
						 --------        --------
  Total costs and expenses                        385,356         343,729
						 --------        --------
Operating income (loss)                            64,238         (42,908)
Interest expense, net                             (23,430)        (14,921)
Gain on conversion of FCX notes                    44,004           8,021
Other income, net                                  (1,475)         (1,747)
						 --------        --------
Income (loss) before income
  taxes and minority interests                     83,337         (51,555)
Provision for income taxes                        (33,027)           (823)
Minority interests in net (income) loss
  of consolidated subsidiaries                    (26,891)         23,350
						 --------        --------
Income (loss) before extraordinary item and
  changes in accounting principle                  23,419         (29,028)
Extraordinary loss on early extinguishment of
  debt, net                                        (5,459)           -
Cumulative effect of changes in accounting
  principle, net                                     -            (20,717)
						 --------        --------
Net income (loss)                                  17,960         (49,745)
Preferred dividends                                (5,587)         (5,601)
						 --------        --------
Net income (loss) applicable to common stock     $ 12,373        $(55,346)
						 ========        ========

Primary and fully diluted net income (loss)
  per share:
  Before extraordinary item and changes in
    accounting principle                             $.13           $(.24)
  Extraordinary loss on early extinguishment
    of debt                                          (.04)            -
  Cumulative effect of changes in
    accounting principle                              -              (.15)
						     ----           -----
						     $.09           $(.39)
						     ====           =====

 Average common and common equivalent shares outstanding:
Primary                                           141,063         141,847
						  =======         =======

Fully diluted                                     141,063         142,888
						  =======         =======

Dividends per common share                         $.3125          $.3125
						   ======          ======



The accompanying notes are an integral part of these financial statements.


	    FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
		    STATEMENTS OF CASH FLOW (Unaudited)

						     Three Months Ended
							   March 31,
						    ----------------------
						       1994         1993
						     --------     --------
							(In Thousands)
Cash flow from operating activities:
Net income (loss)                                   $ 17,960     $(49,745)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Cumulative effect of changes in
    accounting principle                                -          20,717
  Extraordinary loss on early extinguishment
    of debt                                            5,459         -
  Depreciation and amortization                       36,243       37,084
  Provision for restructuring charges,
    net of payments                                     -           7,351
  Loss on valuation and sale of assets, net             -          40,000
  Oil and gas exploration expenses                     4,147        4,545
  Amortization of debt discount and
    financing costs                                    8,403       10,862
  Gain on conversion of FCX notes                    (44,004)      (8,021)
  Deferred income taxes                               31,718       (9,063)
  Minority interests' share of net
    income (loss)                                     26,891      (23,350)
  Cash distribution from IMC-Agrico Company in
    excess of capital interest                         6,388         -
  (Increase) decrease in working capital,
    net of effect of acquisitions:
    Accounts receivable                               38,054       63,400
    Inventories                                       (8,871)     (18,496)
    Prepaid expenses and other                          (336)        (712)
    Accounts payable and accrued liabilities          (5,772)     (62,218)
  Reclamation and mine shutdown expenditures          (5,989)      (3,266)
  Other                                              (12,752)      (3,200)
						    --------     --------
Net cash provided by operating activities             97,539        5,888
						    --------     --------

Cash flow from investing activities:
Capital expenditures:
  Metals                                            (168,487)    (100,589)
  Main Pass                                             (291)     (18,929)
  Agricultural minerals                               (2,650)      (5,761)
  Oil and gas                                         (7,171)     (10,980)
  Other                                               (4,461)      (8,383)
Acquisition of RTM, net of cash acquired              (5,756)      (1,354)
Proceeds from geothermal notes receivable             36,910         -
Other                                                   -           4,175
						    --------     --------
Net cash used in investing activities               (151,906)    (141,821)
						    --------     --------



	    FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
		    STATEMENTS OF CASH FLOW (Unaudited)


Cash flow from financing activities:
Proceeds from issuance of:
  FCX Gold-Denominated Preferred Stock              $158,476     $   -
  FRP 8 3/4% Senior Subordinated Notes               146,125         -
Distributions paid to minority interests:
  FCX                                                (25,918)     (17,949)
  FRP                                                (30,296)     (30,294)
Proceeds from debt                                   186,879      135,263
Repayment of debt                                   (202,303)      (6,057)
Repurchase of 10 7/8% Senior Debentures              (90,458)        -
Cash dividends paid:
  Common stock                                       (43,761)     (44,008)
  Preferred stock                                     (5,587)      (5,609)
Other                                                  2,206        1,559
						    --------     --------
Net cash provided by financing activities             95,363       32,905
						    --------     --------
Net increase (decrease) in cash and short-term
  investments                                         40,996     (103,028)
Cash and short-term investments at beginning
  of year                                             39,785      381,002
						    --------     --------
Cash and short-term investments at end of
  period                                            $ 80,781     $277,974
						    ========     ========

The accompanying notes are an integral part of these financial statements.


	    FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
		       NOTES TO FINANCIAL STATEMENTS

1.   SUBORDINATED DEBENTURE TENDER OFFER
In March 1994, Freeport-McMoRan Inc. (FTX) purchased $79.8 million of its outstanding 10 7/8% Senior Subordinated Debentures (the Debentures) at a price of 109 percent, plus accrued interest resulting in an after-tax extraordinary loss on early extinguishment of debt totaling $5.5 million. As of March 31, 1994, $45.3 million of Debentures remain outstanding and are redeemable beginning May 15, 1996 at the option of FTX at principal plus accrued interest.

2.   McMoRan OIL & GAS CO.
In April 1994, FTX announced a plan to distribute to its common shareholders on a pro rata basis the common shares of its newly formed, wholly owned subsidiary, McMoRan Oil & Gas Co. (McMoRan). McMoRan is being organized for the purpose of carrying on substantially all of the oil and natural gas exploration activities currently conducted by FTX. McMoRan plans to undertake an active program to explore for new reserves of oil and natural gas and its exploration effort will be directed by FTX's oil and gas management. FTX will transfer to McMoRan $35.0 million cash, substantially all of its oil and natural gas exploration rights, its inventory of oil and natural gas properties and FTX's extensive oil and natural gas data base. The sulphur/oil assets at Main Pass Block 299 are not being transferred. The distribution is expected to occur by mid-1994.

3.   REDEEMABLE PREFERRED STOCK OFFERING
In January 1994, Freeport-McMoRan Copper & Gold Inc. (FCX), a subsidiary of FTX, sold publicly 4.3 million depositary shares representing 215,279 shares of its Gold-Denominated Preferred Stock, Series II. Each depositary share has a cumulative quarterly cash dividend equal to the value of
0.0008125 ounces of gold and is subject to mandatory cash redemption in February 2006 for the value of 0.1 ounces of gold. The net proceeds from this offering were loaned to P.T. Freeport Indonesia Company (PT-FI) to fund the ongoing expansion activities and for general corporate purposes.

4.   REDEMPTION OF ZERO COUPON EXCHANGEABLE NOTES
In December 1993, FCX called its Zero Coupon Exchangeable Notes (the Notes) for redemption in January 1994. During January 1994, Notes with a face amount of $386.0 million were presented for exchange into 5.8 million shares of FCX Class A common stock and the remaining Notes were redeemed for $.3 million in cash. As a result of the issuance by FCX of its Class A common stock, PT-FI issued shares of its stock to FCX, bringing FCX's direct ownership of PT-FI to 81.28 percent at March 31, 1994.

5.   PUBLIC DEBT OFFERINGS
In April 1994, P.T. ALatieF Freeport Finance Company B.V. (AFFC), a wholly owned subsidiary of FCX, sold publicly $120 million of its 9 3/4% Senior Notes Due 2001 (the 9 3/4% Notes), for net proceeds of $116.3 million. The 9 3/4% Notes are guaranteed by FCX. The proceeds from the sale of the 9 3/4% Notes will be loaned by AFFC to PT-FI and then to P.T. ALatieF Freeport Infrastructure Corporation and one or more Infrastructure Affiliates to purchase infrastructure assets from PT-FI.

     In February 1994, Freeport-McMoRan Resource Partners, Limited Partnership sold publicly $150 million of 8 3/4% Senior Subordinated Notes due 2004. Net proceeds were used to reduce other indebtedness.

6.   INTEREST COSTS
Interest expense excludes capitalized interest of $10.0 million and $18.4 million in the first quarters of 1994 and 1993, respectively.

7.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first quarter of 1994 resulted in a ratio of 1.8 to 1 compared with a shortfall of $76.8 million for the 1993 period. For this calculation, earnings are income from continuing operations before income taxes, minority interests, and fixed charges. Fixed charges are interest, that portion of rent deemed representative of interest, and the preferred stock dividend requirements of majority-owned subsidiaries.
			    __________________

				  Remarks

The information furnished herein should be read in conjunction with FTX's financial statements contained in its 1993 Annual Report to stockholders and incorporated by reference in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.


Item 2.  Management's Discussion and Analysis of Financial
	 Condition and Results of Operations.

RESULTS OF OPERATIONS
							  First Quarter
						       ------------------
							1994       1993 a
						       -----       ------
							 (In Millions,
						    Except Per Share Amounts)
Revenues                                              $449.6       $300.8
Operating income (loss)                                 64.2        (42.9)b
Net income (loss) applicable to common stock            12.4 c      (55.3)b,d
Net income (loss) per share                              .09 c       (.39)b,d

a. Excludes the operating results of Rio Tinto Minera, S.A. prior to its March 1993 acquisition.
b. Includes charges of $47.4 million ($18.5 million to net income or $.13 per share) related to administrative restructuring costs ($7.4 million relating to a reduction in personnel) and the sale of Freeport-McMoRan Resource Partners, Limited Partnership's geothermal assets ($40.0 million).
c. Includes gains of $44.0 million ($28.6 million to net income or $.20 per share) related to the conversion of Freeport-McMoRan Copper & Gold Inc. securities and a $5.5 million charge ($.04 per share) for an extraordinary loss on early extinguishment of debt (Note 1).
d. Includes gains of $8.0 million ($5.3 million to net income or $.04 per share) related to the conversion of Freeport-McMoRan Copper & Gold
     Inc. securities and a $20.7 million charge ($.15 per share) for the cumulative effect of changes in accounting principle.

     Freeport-McMoRan Inc.'s (FTX) operating results reflect higher earnings from its metals segment primarily due to higher gold revenues and from its agricultural minerals segment primarily due to higher phosphate fertilizer sales volumes and price realizations. In the first quarter of 1994, FTX recorded a $2.7 million reduction to its general and administrative expenses resulting from a change in the estimate of cost relating to excess office space. The initial estimated cost, recorded in the second quarter of 1993, resulted from the restructuring of FTX's administrative organization. Interest expense increased primarily due to the Main Pass sulphur project becoming operational for accounting purposes in July 1993; previously, Main Pass development related interest costs were capitalized.

     FTX recognized net income of $6.9 million and a loss of $43.4 million, before income taxes, for the first quarters of 1994 and 1993, respectively, which represents its proportionate share of Freeport-McMoRan Resource Partners, Limited Partnership's (FRP) earnings. This included recognition of $12.5 million and $15.5 million, respectively, of the gain deferred by FTX in connection with the public sale of FRP units in February 1992. The remaining deferred gain ($21.1 million as of March 31, 1994) will be recognized in future periods when distributions are not paid to FTX such that its operating results will include its proportionate share of FRP's earnings. Subsequent to the recognition of the balance of the deferred gain, when FRP distributions are not paid to FTX in any quarter, FTX will recognize a smaller share of any FRP net income, or a larger share of any FRP net loss, than that which would be recognized based on FTX's ownership interest in FRP. If in future quarters FTX were to receive no distributions from FRP, the deferred gain would be fully recognized in the third quarter of 1994.

Metals Operations
FTX's metals operations are conducted through its affiliate Freeport-McMoRan Copper & Gold Inc. (FCX) and FCX's operating units P.T. Freeport Indonesia Company (PT-FI) and Rio Tinto Minera, S.A. (RTM). First-quarter 1994 metals segment earnings were $53.0 million on revenues of $266.2 million compared with earnings of $30.0 million on revenues of $133.5 million for the 1993 period. Significant items impacting the metals segment earnings are as follows (in millions):

Metals segment earnings - 1993                                  $ 30.0
								------
Increases (decreases):
  RTM revenues                                                   111.9
  Elimination of intercompany sales                              (31.0)
  Price realization:
    Copper                                                        (9.7)
    Gold                                                           7.7
  Sales volumes:
    Copper                                                        15.8
    Gold                                                          23.3
  Treatment charges                                                5.0
  Adjustments to prior period concentrate sales                    9.6
  Other                                                             .1
								------
    Revenue variance                                             132.7
  Cost of sales                                                 (100.5)
  Exploration expenses and other                                  (9.2)
								------
								  23.0
								------
Metals segment earnings - 1994                                  $ 53.0
								======

     Revenues were negatively impacted by a 7 percent decrease in copper price realizations partially offset by a 17 percent increase in gold price realizations. Copper sales volumes increased 13 percent between periods. Increased mill throughput was partially offset by lower grades which were 9 percent lower. Gold sales volumes increased 43 percent over the 1993 period reflecting increased mill throughput and a 16 percent increase in gold grades. See operating statistics below. Treatment charges declined due to a tightening in the concentrate market as the industry's inventories were reduced for much of 1993 and into 1994 and because of lower copper prices as treatment charges vary to an extent with the price of copper. Adjustments to prior period concentrate sales for the current quarter resulted in a positive adjustment of $2.6 million, primarily caused by favorable adjustments to the gold content of prior period sales, compared to the 1993 period when falling copper prices resulted in a $7.0 million negative adjustment.

     During 1993, copper prices dropped to their lowest levels since 1987, reflecting lower demand, particularly in Europe and Japan, caused by the continuing global recession. Copper prices strengthened beginning in late 1993, but currently remain below $.90 per pound. PT-FI has in place a price protection program that eliminates exposure to copper price declines below an average $.90 per pound for estimated copper sales priced during 1994. At March 31, 1994, 174.5 million pounds of copper remained to be contractually priced during future quotational periods. As a result of PT-FI's price protection program, these pounds are recorded at an average price of $.90 per pound. PT-FI recently extended its price protection program to cover anticipated copper sales through 1995. For the first half of 1995, PT-FI's program established a minimum average selling price of $.875 per pound, with full participation in any price increase above an average of approximately $.97 per pound. Fourth-quarter 1994 copper sales, a substantial portion of which will be priced in the first quarter of 1995, are covered under this program. For the second half of 1995, PT-FI's program established an average floor price of $.83 per pound, while allowing full benefit from prices above that amount. PT-FI has sales commitments from its purchasers for virtually all of its estimated 1994 production which is to be priced at the current market price under the terms of the contracts.

PT-FI Operating Results:                First Quarter
				      ------------------
				       1994        1993
				      ------      ------
Ore milled (metric tons per day)      73,400      61,300
Copper grade (%)                        1.37        1.51
Gold grade (grams per metric ton)       1.34        1.16
Recovery rate (%)
  Copper                                83.0        86.1
  Gold                                  69.7        73.7
Copper (000s of recoverable pounds)
  Production                         160,500     150,600
  Sales                              155,700     138,100
  Average realized pricea               $.90        $.97
				      ------      ------
Gold (recoverable ounces)
  Production                         190,800     146,800
  Sales                              201,300     140,300
  Average realized price             $381.67     $326.93
Gross profit per pound of copper:
Average realized price                  90.0cent    97.4cent
				      ------      ------
Production costs:
  Site production and delivery          59.4        50.2
  Gold and silver credits              (48.9)      (33.3)
  Treatment charges                     23.1        25.2
  Royalty on recoverable metal           1.4         2.2
				      ------      ------
    Cash production costs               35.0        44.3
  Depreciation and amortization          8.1         8.7
				      ------      ------
    Total production costs              43.1        53.0
				      ------      ------
Revenue adjustmentsb                      .6        (6.6)
				      ------      ------
Gross profit per pound                  47.5cent    37.8cent
				      ======      ======


a. FCX recognized $6.3 million of revenues (excluding $1.5 million in amortized cost) in the first quarter of 1994 as a result of the price protection program discussed above. Excluding amounts recognized under this program, the realization for the first quarter of 1994 would have been $.86 per pound. Excludes the adjustments discussed in Note b.

b. Reflects adjustments primarily for prior period concentrate sales (net of related amounts recognized under the price protection program) and amortization of the cost of the price protection program.

     PT-FI's first-quarter mill throughput rate increased 20 percent compared with the 1993 period as the expansion activities continue toward a level of 115,000 metric tons per day (MTPD) by year-end 1995. PT-FI site production and delivery costs totaled $92.5 million for the first quarter of 1994, a 33 percent increase over the 1993 period. Unit site production and delivery costs during the 1994 quarter increased by 18 percent over the year ago period resulting from lower production per ton mined, the result of lower copper grades and recoveries, higher jobsite administrative expenses, and expansion related activities. Unit site production and delivery costs increased 20 percent over the last quarter when production was 26 percent higher. The lower copper grades alone accounted for approximately one-half of the per unit cost increase over the year ago period and about two-thirds of the increase over the previous quarter. For the remainder of 1994, site production and delivery costs are still expected to be in excess of 50 cents per pound, but lower than the first quarter, as grades and recoveries are anticipated to increase, particularly in the second half of the year.

     First-quarter 1994 per pound gold and silver credits increased 47 percent over the 1993 period because of higher gold grades (16 percent) and realizations (17 percent).

     Effective January 1, 1994, as a result of recently announced reserve additions, PT-FI's depreciation rate decreased to 7.5 cents per pound compared with 8.3 cents for 1993. Additionally, FCX is amortizing costs in excess of book value ($.9 million for first-quarter 1994 and $.6 million for first-quarter 1993) relating to certain capital stock transactions with PT-FI.

     Exploration expenses, currently budgeted at $41 million for 1994, including $6 million for RTM, totaled $8.0 million in the first quarter of 1994 compared with $6.4 million in the 1993 period, as FCX aggressively explored promising prospects in Irian Jaya and Spain.

RTM Operating Results:                                     First Quarter
							   -------------
								1994
							      -------
Smelter operations (metric tons):
  Concentrate treated                                         118,000
  Anode production                                             37,900
  Cathode production                                           34,600
Gold operations:
  Ore milled (MTPD)                                            18,100
  Gold grade (grams per metric ton)                              1.04
  Sales (recoverable ounces)                                   37,400
  Average realized price                                      $346.33


a.  Includes a negative hedging adjustment of $37.91 per ounce.

     For the first quarter of 1994, RTM contributed earnings of $1.7 million. RTM's smelter operated at 92 percent of capacity for the first quarter of 1994, approximately 5 percent below budget, primarily due to an absorption tower breakdown in March which was repaired within a few days. Smelter operating rates are forecast to be at 97 percent for the remainder of 1994. RTM has commitments from most of its suppliers for 1994 treatment charge rates in excess of current spot market rates. Cathode refinery operations were not affected by this breakdown as there was sufficient anode inventory on hand to continue to run the tankhouse at full capacity. RTM's gold operations realized a mill throughput level slightly above fourth-quarter 1993 levels, although current quarter gold production was 15 percent below fourth-quarter 1993 primarily due to lower ore grades and lower gold recovery rates. Gold production for the remainder of 1994 is expected to remain at current levels.

Agricultural Minerals Operations
FTX's agricultural minerals segment, which includes FRP's fertilizer and phosphate rock operations (conducted through its ownership in the IMC-Agrico Company joint venture) and its sulphur business, reported first-quarter 1994 earnings of $21.2 million on revenues of $172.5 million compared with a loss of $14.9 million on revenues of $155.7 million for the 1993 period. Significant items impacting the agricultural minerals segment earnings are as follows (in millions):

Agricultural minerals earnings - 1993               $(14.9)
						    ------
 Increases (decreases):
   Sales volumes                                      16.6
   Realizations                                         .6
   Other                                               (.4)
						    ------
     Revenue variance                                 16.8
   Cost of sales                                      12.8
   General and administrative and other                6.5
						    ------
						      36.1
						    ------
 Agricultural minerals earnings - 1994              $ 21.2
						    ======

     FRP's proportionate share of the IMC-Agrico Company first-quarter 1994 sales volumes for diammonium phosphate (DAP), its principal fertilizer product, increased 8 percent from FRP's sales during the 1993 period.
FRP's average DAP realization rose significantly from the 1993 quarter reflecting a further recovery in phosphate fertilizer markets throughout the current quarter. Increased export purchases, which began in late 1993, continued into 1994. Additionally, first-quarter 1994 industrywide domestic phosphate fertilizer purchases rose over 1993 period levels. Unit production costs declined from the 1993 quarter, in spite of sharply higher ammonia prices, reflecting continued production efficiencies from the joint venture and reduced raw material costs for sulphur and internally produced phosphate rock.

     The near-term outlook is for continued strong export and domestic market demand. Key export customers continue to be active in the marketplace and domestic sales activity picked up sharply in late March.
As a result of the increased international phosphate fertilizer demand and an anticipated second-quarter 1994 drop in producer inventories, IMC-Agrico Company is scheduled to resume production at its Nichols, Florida plant in May, bringing IMC-Agrico Company's phosphate fertilizer production to essentially full capacity. IMC-Agrico Company will continue to monitor market conditions and operate its facilities accordingly.

     FRP's proportionate share of the larger IMC-Agrico Company phosphate rock operation caused first-quarter 1994 sales volumes to increase 15 percent from the 1993 period.

						   First Quarter
					       --------------------
						1994          1993
					       ------        ------
 Phosphate fertilizers (short tons) a
   Diammonium phosphate
     Sales:
       Florida                                 216,600
       Louisiana                               271,700
       Other                                    46,000
					     ---------       -------
	 Total sales                           534,300       495,300
     Average realized price: b
       Florida                                 $134.50
       Louisiana                                143.85
   Monoammonium phosphate
     Sales:
       Granular                                 86,700       122,800
       Powdered                                 42,800          -
     Average realized price: b
       Granular                                $153.39
       Powdered                                 120.58
   Granular triple superphosphate
     Sales                                     130,400       177,700
     Average realized price b                  $106.04
 Phosphate rock (short tons) a
     Sales                                   1,006,500       874,600
     Average realized price b                   $21.71
 Sulphur (long tons)
     Sales c                                   515,500       464,800

a. Beginning July 1, 1993, reflects FRP's 46.5 percent share of the assets of IMC-Agrico Company during the year ended June 30, 1994. FRP is entitled to 58.6 percent of the cash flow generated by IMC-Agrico Company during such period. Certain information prior to formation of IMC-Agrico Company was not recorded on a basis consistent with that currently being presented and therefore is not available.
b.   Represents average realization f.o.b. plant/mine.
c. Includes 187,100 tons and 344,500 tons for the first quarters of 1994 and 1993, respectively, which represent internal consumption and Main Pass start-up sales that are not included in sales for accounting purposes.

     First-quarter 1994 sulphur production increased 16 percent over the 1993 period level, with Main Pass operations averaging 5,600 tons per day (exceeding full design operating rates of 5,500 tons per day or approximately 2 million tons per year). Current efforts to optimize earnings and cash flow include maximizing Main Pass production within the current cost structure. It is expected that production can be sustained near the 6,000 tons per day level in the immediate future. Furthermore, the increase in Main Pass production rates helped to decrease its unit production costs. Due to the increased production from Main Pass, FRP ceased operating the marginally profitable Caminada mine in January 1994. The shutdown of Caminada will have no material impact on FRP's reported earnings. Sales volumes for the first quarter of 1994 improved 11 percent over the 1993 period levels, primarily caused by higher operating rates in the phosphate fertilizer industry. Sulphur realizations for the 1994 quarter were significantly reduced, reflecting the decline in prices which occurred throughout 1993; although the improved phosphate fertilizer operating rates, coupled with reduced imports from Canada and Mexico, resulted in a slight improvement in Tampa, Florida sulphur prices early in the second quarter of 1994. However, Canadian producers continue to increase their inventories and in the near-term FRP does not anticipate a major increase in sulphur prices.

Oil And Gas Operations
FTX's oil and gas operations (excluding the Main Pass oil operation) involves exploring for new reserves. These activities generated a loss of $8.1 million, including exploration expense of $4.1 million, for the first quarter of 1994 compared with a loss of $5.3 million, including exploration expense of $4.5 million, for the 1993 period. See Note 2 to the financial statements regarding the formation of McMoRan Oil & Gas Co.

     Main Pass's oil operations achieved the following:

						   First Quarter
					       --------------------
						1994          1993
					       ------        ------
 Sales (barrels)                              823,200       433,500
 Average realized price                        $11.65        $15.55
 Earnings (in millions)                          $1.0         $(1.7)

     Oil production for the Main Pass joint venture (in which FRP owns a 58.3 percent interest) averaged 18,800 barrels per day during the first quarter of 1994, whereas first-quarter 1993 production was limited during development drilling to alleviate water encroachment. Joint venture production for 1994 is expected to approximate 3 million barrels if water encroachment follows current trends. FRP anticipates drilling additional wells at an estimated cost to FRP of approximately $4 million. First-quarter 1994 oil realizations continue to reflect the significant decline in prices which occurred in late 1993. Prices have since improved to above $13.00 per barrel. As a result of the decline in oil prices, in the fourth quarter of 1993 FRP recognized a write-down of its Main Pass oil investment. At March 31, 1994, FRP's investment in its Main Pass oil facilities ($40.6 million) approximated the future net cash flows expected to be received. Future price declines, increases in costs, or negative reserve revisions could result in a charge to future earnings.

CAPITAL RESOURCES AND LIQUIDITY
Cash flow from operating activities increased during the first three months of 1994 to $97.5 million from $5.9 million for the 1993 period, due to higher operating income. Net cash used in investing activities was $151.9 million compared with $141.8 million for the 1993 period. Increased metals capital expenditures associated with the PT-FI and RTM expansions were partially offset by lower agricultural minerals and Main Pass expenditures and the early receipt of proceeds from the geothermal notes receivable (reflected in other assets). Net cash provided by financing activities was $95.4 million, whereas the 1993 period provided net cash of $32.9 million. The 1994 period includes proceeds totaling $304.6 million from the public sales of FCX and FRP securities (Notes 3 and 5). Distributions to minority interest holders of FCX securities increased during 1994 as a result of increased FCX public common shares outstanding and dividends paid on depositary shares issued during the second half of 1993. Debt repayments increased during the 1994 period primarily due to the tender offer discussed in Note 1 to the financial statements.

     Through 1995, FTX's capital expenditures are expected to be greater than cash flow from operations. Upon completion of FCX's previously announced 115,000 MTPD expansion by year-end 1995, annual production is expected to approach 1.1 billion pounds of copper and 1.5 million ounces of gold. Completion of the FCX expansion, along with the additional cash flows generated through savings achieved by IMC-Agrico Company, are expected to enhance FTX's financial flexibility. Subsequently, capital expenditures will be determined by the results of FCX's exploration activities and ongoing capital maintenance programs. Estimated capital expenditures for 1994 and 1995 for the expansion to 115,000 MTPD, the initial phase of the EIP, ongoing capital maintenance expenditures, and the expansion of RTM's smelter to 270,000 metric tons of metal per year are expected to range from $1 billion to $1.25 billion and will be funded by operating cash flow, sales of existing and to-be-constructed infrastructure assets and a wide range of financing sources FTX believes are available as a result of the future cash flow from FTX's mineral reserve asset base. These sources include, but are not limited to, FTX's credit facility and the public and private issuances of securities. The Company's long-lived, low-cost reserve base provides its potential access to a broad range of sources of capital.

     The full EIP (currently expected to involve aggregate cost of as much as $500 million to $600 million to be completed in stages) includes plans for commercial, residential, educational, retail, medical, recreational, environmental and other infrastructure facilities to be constructed during the next 20 years for PT-FI operations. The EIP will develop and promote the growth of local and other third-party activities and enterprises in Irian Jaya through the creation of certain necessary support facilities. The initial phase of the EIP is under construction and is scheduled for completion in 1996. Additional expenditures for EIP assets beyond the initial phase depend on the long-term growth of PT-FI's operations and would be expected to be funded by third-party financing sources, which may include debt, equity or asset sales. As discussed below, certain portions of the EIP and other existing infrastructure assets are expected to be sold in the near future to provide additional funds for the expansion to 115,000 MTPD.

     During 1993, PT-FI entered into a joint venture agreement with P.T. ALatieF Nusakarya Corporation (ALatieF), an Indonesian investor, which provides for the sale of certain portions of the to-be-constructed infrastructure assets and certain existing assets by PT-FI to a joint venture or ventures (the ALatieF Joint Venture) owned one-third by PT-FI and two-thirds by ALatieF for total consideration of $270 million. The sale of the first group of assets to the ALatieF Joint Venture was completed in December 1993 for a price of $90 million. Debt financing for the remaining sales, which are anticipated for 1994 and later, was finalized in April 1994 through the public offering of $120 million of 9 3/4% Senior Notes Due 2001, which are guaranteed by FCX (Note 5).

     PT-FI has also entered into Letters of Intent to sell: (i) existing and to-be-constructed power generation and transmission assets and certain other power-related assets; (ii) certain aircraft, airport and related operations; and (iii) certain construction equipment, port facilities and related marine, logistics and related assets to other joint ventures. The sales to these joint ventures are expected to generate approximately $315 million (net of equity contributions) over the next two years to be used to fund the EIP and the expansion to 115,000 MTPD. The foregoing letters of intent are not binding and are subject to the execution of definitive agreements, financing, and certain Indonesian Government approvals.

     RTM's principal operations currently consist of a copper smelter with an annual capacity of 150,000 metric tons of metal. In February 1994, RTM obtained a commitment for short-term bank financing for up to $45 million, of which $5 million was outstanding at March 31, 1994, to fund the cost of expansion to 180,000 metric tons of metal per year. FCX recently announced plans to further expand RTM's copper smelter to 270,000 metric tons of metal production per year, scheduled for completion by early 1996. The further expansion to 270,000 metric tons of production and the current expansion to 180,000 metric tons involve total estimated costs of approximately $215 million and is expected to be financed through project financing and RTM's internal cash flows. RTM's future cash flow is dependent on a number of variables including fluctuations in the exchange rate between the United States dollar and Spanish peseta, future prices and sales volumes of gold, the timing of the completion of the smelter expansion, and the supply/demand for smelter capacity and its impact on related treatment and refining charges. PT-FI has a long-term contract with RTM to provide the smelter with a significant portion of its copper concentrate requirements.

     The Contract of Work contains provisions for PT-FI to conduct or cause to be conducted a feasibility study relating to the construction of a copper smelting facility in Indonesia and for the eventual construction of such a facility by PT-FI, if it is deemed to be economically viable by PT-FI and the Government of Indonesia. FCX recently announced that PT-FI and RTM have now taken the lead role in developing the proposed 150,000 to 200,000 metric tons of metal per year copper smelter in Gresik, Indonesia. It is contemplated that PT-FI would provide approximately 50 percent of the annual concentrate feed required by the Gresik smelter. Preliminary engineering on the proposed smelter has been completed, and the smelter could be operational as early as 1998.

     FTX is primarily a holding company and its sources of cash flow are dividends and distributions from its ownership in FCX and FRP. FCX currently pays an annual cash dividend of 60 cents per share to FTX and to its public common shareholders. Management anticipates that this dividend will continue at this level through completion of the expansion in 1995, absent significant changes in the prices of copper and gold. FCX's Board of Directors determines its dividend payment on a quarterly basis and at its discretion may change or maintain the dividend payment.

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through December 31, 1996 (the Preference Period) before any distributions may be made to FTX. On April 19, 1994, FRP declared a distribution of 60 cents per publicly held unit ($30.3 million), payable May 15, 1994, bringing the total unpaid distribution to FTX to $271.1 million. Unpaid distributions due FTX will be recoverable from part of the excess of future quarterly FRP distributions over 60 cents per unit for all units. The April 1994 distributable cash included $40.2 million received from IMC-Agrico Company for its first-quarter 1994 distribution (excluding $14.3 million from working capital reductions) and $2.5 million from the receipt of the geothermal notes receivable. FRP's future distributions will be dependent on the distributions received from IMC-Agrico Company, which will primarily be determined by prices and sales volumes of its commodities and cost reductions achieved by its combined operations, and the future cash flow of FRP's sulphur and oil operations.

     In the past, including in 1993, the FTX Board of Directors has decided to borrow funds when the cash received from FCX, FRP, and asset sales was insufficient to pay dividends and cover FTX's other cash requirements for interest, general and administrative expenses, and oil and gas operations. These decisions reflected the Board's analyses of FTX's estimated future cash flow from its large and long-lived mineral reserves, current and expected commodity price levels, its borrowing capacity, and its cash requirements in determining the dividend that the Board considers prudent. FTX's 10 7/8% Senior Subordinated Debentures, a portion of which were purchased in 1994 as discussed in Note 1 to the financial statements, potentially restrict dividend payments ($81.1 million available for future dividends as of March 31, 1994); however, management has alternative courses of action that it plans to pursue to eliminate the effect of this restriction. If low commodity prices persist over an extended period, the Board can be expected to change FTX's dividend, in which event there may be a reduced dividend, a lower cash dividend supplemented by a property dividend in the form of securities in its publicly traded subsidiaries or, in an extreme case, an elimination of the dividend.

     Management believes that operating cash flow, existing lines of credit ($425.0 million available as of April 22, 1994), selected asset sales, third-party financing, and discretion with respect to capital, exploration and development spending provides FTX with sufficient financial flexibility and capital resources to meet its anticipated cash requirements.

			 ________________________

The results of operations reported and summarized above are not necessarily indicative of future operating results.


			   FREEPORT-McMoRan INC.

			PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.

	(a)  The list of exhibits appearing on Page E-1 hereof and the exhibit immediately following said page are incorporated herein by reference.

	(b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.


			   FREEPORT-McMoRan INC.


				 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					FREEPORT-McMoRan INC.



					By:       s/ John T. Eads
					--------------------------------
						John T. Eads
					Controller - Financial Reporting
					  (authorized signatory and
					 Principal Accounting Officer)


Date:  April 26, 1994


			   FREEPORT-McMoRan INC.

			       EXHIBIT INDEX

								 Sequentially
								   Numbered
Number                      Description                              Page
- ------                      -----------                          ------------

 11.1          Freeport-McMoRan Inc. and Consolidated
	       Subsidiaries Computation of Net Income
	       per Common and Common Equivalent Share