Form 10-Q
period 1994-06-30
FREEPORT MCMORAN INC
filed 1994-08-05
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1994


                        Commission File Number: 1-8124


                             Freeport-McMoRan Inc.


Incorporated in Delaware                     13-3051048
                                   (IRS Employer Identification No.)


               1615 Poydras Street, New Orleans, Louisiana 70112

      Registrant's telephone number, including area code: (504) 582-4000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On June 30, 1994, there were issued and outstanding 137,661,182 shares of the registrant's Common Stock, par value $1 per share.


                             FREEPORT-McMoRan INC.

                               TABLE OF CONTENTS



                                                            Page

Part I.  Financial Information

  Financial Statements:

    Condensed Balance Sheets                                  3

    Statements of Operations                                  4

    Statements of Cash Flow                                   6

    Notes to Financial Statements                             8

  Remarks                                                     9

  Management's Discussion and Analysis
    of Financial Condition and
    Results of Operations                                    10

Part II.  Other Information                                  20

Signature                                                    21

Exhibit Index                                               E-1



                             FREEPORT-McMoRan INC.
                        PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements.

              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED BALANCE SHEETS (Unaudited)

                                                   June 30,      December 31,
                                                     1994            1993
                                                  ----------     ------------
 ASSETS                                                 (In Thousands)
 Current assets:
 Cash and short-term investments                  $   27,443      $   39,785
 Accounts receivable                                 245,155         268,762
 Inventories                                         394,742         345,333
 Prepaid expenses and other                           26,846          25,675
                                                  ----------      ----------
   Total current assets                              694,186         679,555
 Property, plant and equipment, net                3,127,557       2,773,730
 Long-term receivables                                58,875         111,222
 Other assets                                        154,407         149,560
                                                  ----------      ----------
 Total assets                                     $4,035,025      $3,714,067
                                                  ==========      ==========


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable and accrued liabilities         $  479,090      $  408,289
 Current portion of long-term debt and
   short-term borrowings                              67,371          49,256
                                                  ----------      ----------
   Total current liabilities                         546,461         457,545
 Long-term debt, less current portion              1,464,353       1,282,424
 Accrued postretirement benefits and
   pension costs                                     248,610         239,134
 Reclamation and mine shutdown reserves              124,229         120,957
 Other liabilities and deferred credits              184,436         179,887
 Deferred income taxes                               231,307         201,553
 Deferred gain on sale of subsidiary
   interests                                           4,572          32,649
 Minority interests in consolidated
   subsidiaries                                    1,386,596       1,199,269
 Stockholders' equity (deficit)                     (155,539)            649
                                                  ----------      ----------
 Total liabilities and stockholders' equity       $4,035,025      $3,714,067
                                                  ==========      ==========


 The accompanying notes are an integral part of these financial statements.



              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                     STATEMENTS OF OPERATIONS (Unaudited)

                             Three Months Ended         Six Months Ended
                                  June 30,                  June 30,
                            --------------------     ----------------------
                              1994        1993         1994          1993
                            --------    --------     --------     ---------
                                (In Thousands, Except Per Share Amounts)
 Revenues                   $468,398    $421,818     $917,992     $ 722,639
 Cost of sales:
 Production and delivery     313,633     347,159      612,242       558,823
 Depreciation and
   amortization               29,110      63,196       63,793        98,093
                            --------    --------     --------     ---------
   Total cost of sales       342,743     410,355      676,035       656,916
 Exploration expenses         13,150      16,573       25,488        28,318
 Provision for restruc-
   turing charges               -         59,794         -           67,145
 Loss on valuation and
   sale of assets, net          -         45,050         -           85,050
 General and adminis-
   trative expenses           41,075      53,045       80,801        91,117
                            --------    --------     --------     ---------
   Total costs and
     expenses                396,968     584,817      782,324       928,546
                            --------    --------     --------     ---------
 Operating income
   (loss)                     71,430    (162,999)     135,668      (205,907)
 Interest expense, net       (22,464)    (16,282)     (45,894)      (31,203)
 Gain on conversion/
   distribution of FCX
   securities                 25,968      25,275       69,972        33,296
 Other income (expense),
   net                         1,030       4,782         (445)        3,035
                            --------    --------     --------     ---------
 Income (loss) before
   income taxes and
   minority interests         75,964    (149,224)     159,301      (200,779)
 (Provision) benefit for
   income taxes              (31,132)     32,701      (64,159)       31,878
 Minority interests in
   net (income) loss
   of consolidated
   subsidiaries              (30,981)     44,737      (57,872)       68,087
                            --------    --------     --------     ---------
 Income (loss) before
   extraordinary item
   and changes in
   accounting principle       13,851     (71,786)      37,270      (100,814)
 Extraordinary loss on
   early extinguishment
   of debt, net               (3,649)       -          (9,108)         -
 Cumulative effect of
   changes in accounting
   principle, net               -           -            -          (20,717)
                            --------    --------     --------     ---------
 Net income (loss)            10,202     (71,786)      28,162      (121,531)
 Preferred dividends          (5,568)     (5,593)     (11,155)      (11,194)
                            --------    --------     --------     ---------
 Net income (loss)
   applicable to
   common stock             $  4,634    $(77,379)    $ 17,007     $(132,725)
                            ========    ========     ========     =========
 Primary and fully
   diluted net income
   (loss) per share:
   Before extraordinary
     item and changes
     in accounting
     principle                  $.06       $(.54)        $.19         $(.78)
   Extraordinary loss
     on early extin-
     guishment of debt          (.03)        -           (.07)           -
   Cumulative effect of
     changes in
     accounting
     principle                    -          -            -            (.15)
                                ----       -----         ----         -----
                                $.03       $(.54)        $.12         $(.93)
                                ====       =====         ====         =====
 Average common and
   common equivalent
   shares outstanding:
   Primary                    139,860    142,230      140,360       142,039
                              =======    =======      =======       =======
   Fully diluted              139,860    142,230      140,360       142,560
                              =======    =======      =======       =======
 Dividends per
   common share:
   Cash                        $  -       $.3125      $ .3125        $.6250
   Property                     .7550       -           .7550           -
                               ------     ------      -------        ------
                               $.7550     $.3125      $1.0675        $.6250
                               ======     ======      =======        ======

 The accompanying notes are an integral part of these financial statement.



              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                      STATEMENTS OF CASH FLOW (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                    ----------------------
                                                       1994         1993
                                                     --------    ---------
                                                        (In Thousands)
 Cash flow from operating activities:
 Net income (loss)                                   $ 28,162    $(121,531)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Cumulative effect of changes in
     accounting principle                                -          20,717
   Extraordinary loss on early extinguishment
     of debt                                            9,108         -
   Depreciation and amortization                       66,621      102,602
   Provision for restructuring charges,
     net of payments                                     -          56,688
   Other noncash charges to earnings                     -          33,194
   Loss on valuation and sale of assets, net             -          85,050
   Oil and gas exploration expenses                     5,427       10,696
   Amortization of debt discount and
     financing costs                                   16,754       21,090
   Gain on conversion/distribution of FCX
     securities                                       (69,972)     (33,296)
   Deferred income taxes                               46,412      (32,137)
   Minority interests' share of net
     income (loss)                                     57,872      (68,087)
   Cash distribution from IMC-Agrico Company in
     excess of capital interest                        25,457         -
   Reclamation and mine shutdown expenditures          (7,385)      (7,387)
   (Increase) decrease in working capital,
     net of effect of acquisitions:
     Accounts receivable                               41,716       39,715
     Inventories                                      (32,862)       3,354
     Prepaid expenses and other                        (1,146)       7,311
     Accounts payable and accrued liabilities         (21,225)    (101,644)
   Other                                                 (955)      (9,093)
                                                     --------    ---------
 Net cash provided by operating activities            163,984        7,242
                                                     --------    ---------
 Cash flow from investing activities:
 Capital expenditures:
   Metals                                            (323,906)    (199,673)
   Main Pass                                           (1,845)     (36,542)
   Agricultural minerals                              (10,069)     (10,152)
   Oil and gas                                        (12,458)     (23,725)
   Other                                              (10,412)     (16,058)
 Acquisition of RTM, net of cash acquired              (5,756)      (1,354)
 Proceeds from asset sales                             44,735       23,000
 Other                                                   -           4,375
                                                     --------    ---------
 Net cash used in investing activities               (319,711)    (260,129)
                                                     --------    ---------
 Cash flow from financing activities:
 Proceeds from issuance of:
   FCX Gold-Denominated Preferred Stock              $158,476      $   -
   FCX 9 3/4% Senior Notes                            116,276          -
   FRP 8 3/4% Senior Subordinated Notes               146,125          -
 Purchase of FTX and FCX common shares                (75,733)         (757)
 Distributions paid to minority interests:
   FCX                                                (52,950)      (33,862)
   FRP                                                (60,592)      (60,589)
 Proceeds from debt                                   544,825       221,860
 Repayment of debt                                   (544,683)     (150,745)
 Transfer to MOXY                                     (35,441)         -
 FTX cash dividends paid:
   Common stock                                       (44,023)      (88,093)
   Preferred stock                                    (11,173)      (11,207)
 Other                                                  2,278         2,278
                                                     --------      --------
 Net cash provided by (used in) financing
   activities                                         143,385      (121,115)
                                                     --------      --------
 Net decrease in cash and short-term
   investments                                        (12,342)     (374,002)
 Cash and short-term investments at beginning
   of year                                             39,785       381,002
                                                     --------      --------
 Cash and short-term investments at end of
   period                                            $ 27,443      $  7,000
                                                     ========      ========

 The accompanying notes are an integral part of these financial statements.



              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.   DISTRIBUTION OF FCX INVESTMENT
In May 1994, Freeport-McMoRan Inc. (FTX) announced that it intends to pursue a plan to separate its two principal businesses, metals and agricultural minerals, into two independent financial and operating entities. To accomplish this plan, FTX would make a pro rata distribution of its common stock ownership in Freeport-McMoRan Copper & Gold Inc. (FCX) to the FTX shareholders. As a result of this distribution, which will require a series of steps to implement, FTX would no longer own any interest in FCX. The spinoff of FCX will provide greater access to credit markets and reduce financing costs for both FCX and Freeport-McMoRan Resource Partners, Limited Partnership (FRP). The proposed distribution, which is expected to take six to twelve months to implement, would be contingent on a number of factors including (1) assurance that the distribution of FCX shares to FTX shareholders will be tax-free, (2) completion of a restructuring of the liabilities of FTX including its long-term debt, which may include the use of a portion of the FCX shares currently owned by FTX, and (3) changing the voting rights of FCX stockholders so that the Class B stockholders elect 80 percent of the FCX directors and the Class A stockholders and preferred stockholders elect the balance. The change in voting rights will be subject to approval of the FCX Class A shareholders. There can be no assurances that these contingencies will be met.

     Pursuant to the plan to distribute FTX's investment in FCX, in lieu of paying a $.3125 quarterly cash dividend to its shareholders, FTX distributed one FCX share for each 80 FTX common shares to shareholders of record on May 16, 1994. FTX recorded a second-quarter gain of $38.3 million ($24.9 million to net income or $.18 per share) related to this distribution. Subsequent to the distribution of FCX shares to FTX shareholders under the restructuring plan, the FTX Board of Directors will determine a new dividend policy.

2.   SUBORDINATED DEBENTURE REDEMPTION
In March 1994, FTX purchased $79.8 million of its 10 7/8% Senior Subordinated Debentures (the Debentures) resulting in a $5.5 million after-tax extraordinary loss. During the second quarter of 1994, FTX defeased the remaining $45.5 million of outstanding Debentures, resulting in an after-tax charge of $3.6 million.

3.   McMoRan OIL & GAS CO.
In May 1994, FTX's Board of Directors declared a special distribution to its common shareholders of one share of the common shares of its newly formed, wholly owned subsidiary, McMoRan Oil & Gas Co. (MOXY) for each ten shares of FTX common stock outstanding. MOXY was organized for the purpose of carrying on substantially all of the oil and natural gas exploration activities previously conducted by FTX. The net assets transferred to MOXY at FTX's historical cost were as follows (in thousands):

 Cash and short-term investments                                 $35,441
 Property, plant and equipment, net                               13,052
 Current liabilities                                              (1,138)
                                                                 -------
   Stockholders' equity                                          $47,355
                                                                 =======

4.   FCX REDEEMABLE PREFERRED STOCK OFFERINGS
In January 1994, FCX sold publicly 4.3 million depositary shares representing 215,279 shares of its Gold-Denominated Preferred Stock, Series II. Each depositary share has a cumulative quarterly cash dividend equal to the value of 0.0008125 ounces of gold and is subject to mandatory cash redemption in February 2006 for the value of 0.1 ounces of gold. The net proceeds ($158.5 million) were loaned to P.T. Freeport Indonesia Company (PT-FI) for general corporate purposes, including continued expansion of mining and milling operations. The Gold-Denominated Preferred Stock, Series II and the Gold-Denominated Preferred Stock, originally sold in August 1993, are recorded at their offering price and are being reflected as a hedge of future gold sales for accounting purposes. Based on the June 30, 1994 closing market price, these shares had a market value of $400.1 million.

     In July 1994, FCX sold publicly 4.8 million depositary shares representing 119,000 shares of its Silver-Denominated Preferred Stock for net proceeds of approximately $95 million, excluding the over-allotment option. Each depositary share has a cumulative quarterly cash dividend equal to the value of 0.04125 ounces of silver. Annually, beginning on August 1, 1999, FCX will redeem in eight equal installments a portion of the underlying Silver-Denominated Preferred Stock, such that it will be fully redeemed by August 1, 2006. The net proceeds will be loaned to PT-FI for general corporate purposes, including continued expansion of mining and milling operations.

5.   REDEMPTION OF FCX ZERO COUPON EXCHANGEABLE NOTES
In December 1993, FCX called its Zero Coupon Exchangeable Notes (the Notes) for redemption in January 1994. During January 1994, Notes with a face amount of $386.0 million were presented for exchange into 5.8 million shares of FCX Class A common stock and the remaining Notes were redeemed for $.3 million in cash. As a result of the issuance by FCX of its Class A common stock, PT-FI issued shares of its stock to FCX, bringing FCX's direct ownership in PT-FI to
81.3 percent at June 30, 1994.

6.   DEBT OFFERINGS
In February 1994, FRP sold publicly $150 million of 8 3/4% Senior Subordinated Notes due 2004. Net proceeds were used to reduce other indebtedness.

     In April 1994, P.T. ALatieF Freeport Finance Company B.V. (AFFC), a wholly owned subsidiary of FCX, sold publicly $120 million of 9 3/4% Senior Notes Due 2001. Approximately $52 million of the net proceeds are expected to be loaned to P.T. ALatieF Freeport Infrastructure Corporation and one or more affiliated infrastructure companies during the third quarter of 1994 for the purchase of approximately $77 million of infrastructure assets from PT-FI.

7.   INTEREST COSTS
Interest expense excludes capitalized interest of $11.7 million and $19.6 million in the second quarter of 1994 and 1993, respectively, and $21.7 million and $38.0 million in the first six months of 1994 and 1993, respectively.

     FTX and its subsidiaries have at times entered into interest rate exchange agreements to manage exposure to interest rate changes on a portion of their floating-rate bank debt. FTX has an 8.2 percent interest rate exchange agreement entered into in 1986 on $150.0 million of financing until April 1996, and FTX and FRP have 10.2 percent interest rate exchange agreements entered into in late 1987 and early 1988 on $72.1 million of financing at June 30, 1994, reducing $8.4 million annually through 1999. PT-FI also has an 8.3 percent interest rate exchange agreement entered into in 1991 on $75.6 million of financing at June 30, 1994, reducing $14.3 million annually through 1999. Under these interest swaps, FTX and its subsidiaries received an average interest rate of 3.6 percent and 3.5 percent during the first six months of 1994 and 1993, respectively, based on the London Interbank Offering Rate (LIBOR), resulting in an additional interest cost of $3.6 million and $4.5 million in the second quarter of 1994 and 1993, respectively, and $7.7 million and $8.9 million in the first six months of 1994 and 1993, respectively. Based on market conditions at June 30, 1994, unwinding these interest swaps would require an estimated $16.8 million.

8.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1994 was
1.7 to 1 compared with a shortfall of $252.3 million for the 1993 period. For this calculation, earnings are income from continuing operations before income taxes, minority interests, and fixed charges. Fixed charges are interest, that portion of rent deemed representative of interest, and the preferred stock dividend requirements of majority-owned subsidiaries.
                              ------------------
                                    Remarks
The information furnished herein should be read in conjunction with FTX's financial statements contained in its 1993 Annual Report to stockholders and incorporated by reference in its Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods.
All such adjustments are, in the opinion of management, of a normal recurring nature.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


RESULTS OF OPERATIONS
                                     Second Quarter           Six Months
                                    ----------------      -----------------
                                     1994      1993        1994      1993 a
                                    ------    ------      ------     ------
                                   (In Millions, Except Per Share Amounts)
 Revenues                           $468.4    $421.8      $918.0     $722.6
 Operating income (loss)              71.4    (163.0)b     135.7     (205.9)c
 Net income (loss) applicable
   to common stock                     4.6 d   (77.4)b      17.0 e   (132.7)c
 Net income (loss) per share           .03 d    (.54)b       .12 e     (.93)c

a.   Excludes the results of RTM prior to its March 1993 acquisition.

b. Includes a $165.6 million charge ($74.6 million to net income or $.52 per share) for administrative restructuring costs, the recoverability of certain assets, and certain other charges. Also includes a $16.7 million gain to net income ($.12 per share) related to the conversion of Freeport-McMoRan Copper & Gold Inc. (FCX) securities.

c. Includes a $213.0 million charge ($93.1 million to net income or $.65 per share) for the items discussed in Note a and the sale of Freeport-McMoRan Resource Partners, Limited Partnership's (FRP) geothermal assets. Also includes a $22.0 million gain to net income ($.15 per share) related to the conversion of FCX securities and a $20.7 million charge to net income ($.15 per share) for the cumulative effect of changes in accounting principle.

d. Includes a $16.9 million gain to net income ($.12 per share) related to the distribution/conversion of FCX securities (Note 1), and a $3.6 million ($.03 per share) after-tax charge for an extraordinary loss on the early extinguishment of debt (Note 2).

e. Includes a $45.5 million gain to net income ($.33 per share) related to the distribution/conversion of FCX securities (Notes 1 and 5) and a $9.1 million after-tax charge ($.07 per share) for the early extinguishment of debt.

     Freeport-McMoRan Inc. (FTX) operating results reflect higher earnings from its metals and agricultural minerals segments primarily due to higher sales volumes and price realizations for many of its commodities. The significant decrease in second-quarter 1994 depreciation and amortization expense results from the combined effect of several unrelated items, consisting of (1) $9.3 million representing the adjustment to FRP's earnings from its disproportionate interest in current cash distributions from the IMC-Agrico Company joint venture and amortization of the excess of FRP's proportionate share of the recorded amount of the joint venture's net assets over its book value, (2) $18.7 million attributable to 1993 reductions in the carrying amount of assets, and (3) the remainder resulting from the change in the assets owned by FRP as a result of entering into the joint venture and other factors, partially offset by increases from metals segment operations due to higher sales volumes. General and administrative expenses in the second-quarter and six-month periods of 1993 include $15.8 million in charges resulting from the restructuring project, while the six-month period of 1994 benefited from a $2.7 million reduction in the estimated cost of excess office space (originally estimated in the second quarter of 1993 as part of the restructuring project). General and administrative expenses reflect the benefits from the July 1, 1993 formation of the IMC-Agrico Company joint venture and other restructuring activities in 1993 and increases in general and administrative expenses at FTX's metals segment as a result of additional personnel and administrative effort required to manage the expanding operations, costs associated with arranging financing for the expansions at PT-FI and RTM, and the inclusion of RTM results for a full six months in 1994. Interest expense increased primarily due to the Main Pass sulphur project becoming operational for accounting purposes in July 1993; previously, Main Pass development related interest costs were capitalized (Note 7).

     FTX recognized earnings of $10.5 million and a loss of $40.8 million, before income taxes, for the second quarter of 1994 and 1993, respectively, and earnings of $17.4 million and a loss of $84.2 million, before income taxes, for the six-month period of 1994 and 1993, respectively, which represents its proportionate share of FRP's earnings. This included recognition of $15.5 million, $15.5 million, $28.1 million, and $31.1 million, respectively, of the gain deferred by FTX in connection with the public sale of FRP units in February 1992. The remaining deferred gain ($4.6 million as of June 30, 1994) will be recognized in the third quarter of 1994. In the future, FRP distributions that are not paid in full to FTX will result in FTX recognizing a smaller share of any FRP earnings, or a larger share of any FRP loss than would otherwise be recognized based solely on FTX's ownership interest in FRP.

Metals Operations
- -----------------
FTX's metals operations are conducted through its affiliate FCX and FCX's operating units P.T. Freeport Indonesia Company (PT-FI) and Rio Tinto Minera, S.A. (RTM). Second-quarter 1994 metals operating income was $52.5 million on revenues of $281.5 million compared with a loss of $18.5 million on revenues
of $215.0 million for the 1993 period.   For the six months ended June 30,
1994, FCX generated operating income of $105.7 million on revenues of $547.6 million compared with $7.0 million on revenues of $348.5 million for the year-ago period. Significant items impacting operating income are as follows (in millions):

                                                    Second           Six
                                                    Quarter         Months
                                                    -------         ------
Metals operating income - 1993                      $(18.5)         $  7.0
                                                    ------          ------
Increases (decreases):
  Price realization:
    Copper                                            20.3            25.9
    Gold                                               5.6            16.0
  Sales volumes:
    Copper                                            26.0            42.7
    Gold                                              20.2            40.3
  Treatment charges                                  (10.2)          (11.3)
  Adjustments to prior period
   concentrate sales                                  12.1            10.3
  Other                                                3.9            (0.5)
  RTM revenues, net of eliminations                  (11.4)           75.7
                                                    ------          ------
    Revenue variance                                  66.5           199.1
  Cost of sales                                       (7.9)*        (108.4)*
  Exploration expenses                                (2.3)           (3.9)
  1993 provision for restructuring charges            17.4            20.8
  General and administrative expenses                 (2.7)*          (8.9)*
                                                    ------          ------
                                                      71.0            98.7
                                                    ------          ------
Metals operating income - 1994                      $ 52.5          $105.7
                                                    ======          ======


* The second-quarter and six-month periods of 1993 included charges totaling $10.0 million in cost of sales and $6.3 million in general and administrative expenses resulting from the restructuring project.

      Contributing to higher revenues in the 1994 periods were improved price realizations for copper (13 percent and 9 percent, respectively) and gold (9 percent and 12 percent, respectively). Second-quarter and six-month copper sales volumes rose 21 percent and 17 percent, respectively, as increased production resulting from increased mill throughput was partially offset by lower recoveries. Gold sales volumes increased 46 percent and 45 percent over the 1993 periods, respectively, reflecting the higher production resulting from increased mill throughput and improvements in gold grades (19 percent and 17 percent, respectively) partially offset by lower gold recoveries. The lower recovery rates for copper and gold result from mining a harder-to-treat ore. Copper and gold grades and recovery rates are expected to improve in the second half of 1994. Treatment charges increased primarily due to higher copper volumes and prices, as certain charges vary with the price of copper. Adjustments to prior period concentrate sales for the current quarter and six-month period resulted in positive adjustments of $8.7 million and $3.0 million, respectively, primarily caused by favorable copper pricing adjustments, compared to the 1993 periods when falling copper prices resulted in negative adjustments of $3.4 million and $7.3 million, respectively.

PT-FI OPERATIONS                     Second Quarter             Six Months
                                  --------------------      ------------------
                                   1994          1993        1994        1993
                                  -------      -------      -------    -------
Ore milled (metric tons per
 day, MTPD)                        71,300       56,600       72,300     59,000
Copper grade (%)                     1.39         1.40         1.38       1.46
Gold grade (grams per MT)            1.13          .95         1.24       1.06
Recovery rate (%)
  Copper                             84.0         87.3         83.7       86.7
  Gold                               73.0         76.7         70.9       74.7
Copper (000s of recoverable pounds)
  Production                      161,000      133,500      321,500    284,100
  Sales                           168,800      140,000      324,500    278,100
  Average realized price a          $1.02         $.90        $1.00       $.92
Gold (recoverable ounces)
  Production                      165,700      116,900      356,500    263,700
  Sales                           185,400      127,200      386,700    267,500
  Average realized price          $378.00      $347.57      $379.53    $338.18

Gross profit per pound of copper (cents):
Average realized price a            102.2         90.3         99.6       91.6
                                    -----         ----         ----       ----
Production costs:
  Site production and delivery       61.4         53.4         60.4       52.0
  Gold and silver credits           (42.5)       (32.4)       (45.6)     (32.8)
  Treatment charges                  24.2         22.0         23.7       23.6
  Royalty on metals                   2.0          1.3          1.7        1.7
                                     ----         ----         ----       ----
    Cash production costs            45.1         44.3         40.2       44.5
  Depreciation and
   amortization                       8.0          8.7          8.1        8.7
                                     ----         ----         ----       ----
    Total production costs           53.1         53.0         48.3       53.2
                                     ----         ----         ----       ----
Revenue adjustments b                 5.1         (5.9)        (0.3)      (4.1)
                                     ----         ----         ----       ----
Gross profit per pound               54.2         31.4         51.0       34.3
                                     ====         ====         ====       ====

a. Excluding amounts recognized under PT-FI's copper price protection program, realizations for the second-quarter and six-month periods of 1994 and 1993 would have been $.99, $.86, $.98, and $.87, respectively. Including the adjustments discussed in Note b, realizations for the second-quarter and six-month periods of 1994 and 1993 would have been $1.07, $.84, $.99, and $.88, respectively.

b. Reflects adjustments for prior period concentrate sales and amortization of the cost of the price protection program.

     PT-FI's second-quarter mill throughput rate increased 26 percent compared with the 1993 period as the expansion activities continue toward a level of 115,000 MTPD by year-end 1995. Mill throughput rates are expected to approximate second quarter levels for the remainder of 1994. PT-FI site production and delivery costs totaled $103.6 million for the second quarter of 1994, a 40 percent increase over the 1993 period, excluding $10.0 million of charges in 1993 related to the restructuring. Unit site production and delivery costs during the second quarter of 1994 increased 15 percent over the year-ago period, excluding the 1993 charges discussed above, resulting from lower production per ton mined (because of lower recoveries stemming from harder-to-treat ore), higher jobsite administrative expenses, and expansion related activities. Unit site production and delivery costs for the remainder of 1994 are expected to be lower than in the first six months as a result of an anticipated improvement in grades and recoveries. Second-quarter 1994 per pound gold and silver credits increased 31 percent over the 1993 period because of higher gold grades and realizations.

     As a result of 1993 reserve additions, PT-FI's 1994 depreciation rate decreased to 7.5 cents per pound compared with 8.3 cents for 1993.

     In June 1994, copper prices rose above $1.10 per pound, primarily due to strengthening global demand and reduced copper stocks, compared with 1993 prices which had dropped to the lowest levels since 1987. Because of the recent improvement in prices, PT-FI entered into contracts covering substantially all of its expected remaining 1994 copper sales resulting in prices of approximately $1.07 per pound for the second quarter (including a positive adjustment of 5.1 cents primarily related to price increases on copper pounds that were not final-priced at March 31, 1994), $1.04 per pound for the third quarter and $1.05 per pound for the fourth quarter. Included in the fourth quarter expected price is $27.3 million cash received, which will be recognized in fourth quarter revenues, from the settlement of certain contracts originally designed to hedge fourth quarter sales. These contracts were purchased in March and April of 1994 when copper prices were still below $.90 per pound and were subsequently sold in June. As a result, PT-FI's average realized copper price is expected to approximate $1.02 per pound for 1994. These actions by PT-FI provide it assured realizations for its 1994 copper sales that reflect the relatively high recent price of copper. Copper sales in the first quarter of 1994 averaged $.90 per pound, which exceeded the then current market price, as a result of PT-FI's previous $.90 per pound price protection program. Revenues for the second-quarter and six-month periods of 1994 and 1993 include net amounts recognized under the $.90 per pound price protection program and the contracts referred to above totaling $3.0 million, $9.4 million, $.4 million, and $6.7 million, respectively. The impact on earnings totaled $1.2 million, $3.7 million, $.2 million, and $2.7 million, respectively.

     In March and April of 1994, PT-FI extended its price protection program, at a cost of $21.7 million, to cover anticipated copper sales through 1995. For the first half of 1995, PT-FI's program established a minimum average selling price of $.875 per pound, with full participation in any price increase above an average of approximately $.97 per pound. For the second half of 1995, PT-FI's program established an average floor price of $.83 per pound, while allowing full benefit from prices above that amount. As of June 30, 1994, unwinding PT-FI's hedging position would require approximately $50 million. As conditions warrant, PT-FI may modify or extend its existing price protection program. PT-FI has sales commitments from various parties for virtually all of its estimated 1994 and 1995 production to be priced at the then current market price under the terms of the contracts.


RTM OPERATIONS                       Second Quarter             Six Months
                                   ------------------        ------------------
                                     1994       1993           1994      1993 a
                                   -------    -------        -------    -------
Smelter operations:
  Concentrate treated (MT)         126,400    115,300        244,400    115,300
  Anode production (000s of
   pounds)                          91,900    102,500        175,500    102,500
  Cathode production (000s of
   pounds)                          77,800     76,300        154,100     76,300
Gold operations:
  Ore milled (MTPD)                 18,600     18,300         18,400     18,300
  Gold grade (grams per MT)           1.03       1.02           1.03       1.02
  Sales (recoverable ounces)        43,300     44,500         80,700     44,500
  Average realized price b         $370.21    $336.10        $367.87    $336.10

a.   RTM results are from March 30, 1993, the date of its acquisition.

b. Excluding hedging adjustments primarily related to RTM's gold loans (9,200 ounces payable quarterly), realizations for the second-quarter and six-month periods of 1994 and 1993 would have been $381.62, $359.72, $382.83, and $359.72, respectively.

     For the second-quarter and six-month periods of 1994, RTM contributed earnings of $1.0 million and $2.7 million, respectively, compared with a loss of $4.4 million for the period from acquisition to June 30, 1993. RTM has a hedging program for its gold sales that includes gold denominated loans and forward contracts. As of June 30, 1994, the unrecognized balance of the gold denominated loans totaled approximately $5 million. Revenues for the second-quarter and six-month periods of 1994 and 1993 include amounts recognized under the hedging program totaling $.5 million, $1.1 million, $1.2 million, and $1.1 million, respectively. Higher operating rates at RTM's smelter resulted in a 10 percent increase in the amount of concentrate being treated during the 1994 quarter compared with the 1993 period. RTM has commitments from most of its suppliers for 1994 treatment charges at rates in excess of current spot market rates. About one third of the contract terms have been priced for 1995, when rates are expected to be lower because of changes in market conditions. Cathode refinery operations continued to maintain high operating rates. RTM's gold operations realized a mill throughput level slightly above second-quarter 1993 levels; however, second-quarter 1994 gold sales were lower than the 1993 period because of lower recoveries. Third-quarter 1994 RTM earnings and potentially future periods are expected to be negatively impacted by the recent decline in the value of the U.S. dollar and planned mining of lower grade ore at RTM's gossan mining operations.

METALS EXPLORATION
During the quarter, PT-FI reported results from exploration activities within its original 24,700 acre Contract Of Work (COW) area (Block A) as well as in the adjacent 6.5 million acre COW area (Block B) and the 2.5 million acre exploration permit area (Eastern Mining blocks). Additional mineralization was discovered at the Big Gossan, Wanagon and Lembah Tembaga prospects, all within Block A. Mineralization was also discovered at the Wabu prospect in Block B and exploratory drilling has now begun at Etna Bay located within the Eastern Mining Blocks. Exploration expenses, currently budgeted at $44 million for 1994, including $6 million for RTM, totaled $19.6 million in the six-month 1994 period compared with $15.7 million in the 1993 period.

Agricultural Minerals Operations
- --------------------------------
FTX's agricultural minerals segment, which includes FRP's fertilizer and phosphate rock operations (conducted through its partnership interest in IMC-Agrico Company which was formed effective July 1, 1993) and its sulphur business, reported second-quarter 1994 operating income of $27.1 million on revenues of $176.5 million compared with a loss of $85.4 million on revenues of $186.8 million for the 1993 period. Operating income for the first six months of 1994 was $47.6 million on revenues of $349.0 million compared with a loss of $102.3 million on revenues of $342.5 million for the year-ago period. Significant items impacting operating income are as follows (in millions):


                                                     Second        Six
                                                     Quarter      Months
                                                     -------     -------
 Agricultural minerals operating income - 1993       $(85.4)     $(102.3)
 Increases (decreases):
   Sales volumes                                      (30.7)       (14.1)
   Realizations                                        19.6         20.2
   Other                                                 .8           .4
                                                     ------      -------
     Revenue variance                                 (10.3)         6.5
   Cost of sales                                       52.7 *       65.5 *
   1993 provision for restructuring charges            30.7         33.9
   1993 loss on valuation and sale of assets, net      26.6         26.6
   General and administrative and other                12.8 *       17.4 *
                                                     ------      -------
 Agricultural minerals operating income - 1994       $ 27.1      $  47.6
                                                     ======      =======
* The second-quarter and six-month periods of 1993 included charges totaling $17.5 million in cost of sales and $7.3 million in general and administrative expenses resulting from the restructuring project.

     FRP's proportionate share of the IMC-Agrico Company second-quarter 1994 sales volumes for diammonium phosphate (DAP), its principal fertilizer product, decreased from FRP's high level of sales during the 1993 period. Industrywide domestic sales activity was lower due to an early domestic planting season. However, strong export purchases, especially by China, continued during the current quarter and helped to keep DAP prices firm despite a rise in producer inventories. Second-quarter 1994 phosphate fertilizer prices continued to strengthen from the already improved first-quarter 1994 levels. As a result, FRP's average DAP realizations for the 1994 periods were significantly improved from the near 20-year lows experienced during the 1993 periods. Unit production costs reflected higher ammonia prices, offset by production efficiencies from IMC-Agrico Company.

     Strong export demand for phosphate fertilizer products for the remainder of 1994 is expected to continue as key export customers, particularly China, remain active in the marketplace. Business in other international markets such as India, Pakistan, and Latin America is expected to sustain a tight supply/demand balance. Normal summer plant maintenance turnarounds throughout the industry should reduce industry operating rates during the third quarter. Additionally, since late-1992, phosphate fertilizer exports from the former Soviet Union have declined by nearly 40 percent and are not likely to rebound. From an FRP standpoint, the completion of spring planting contributed to IMC-Agrico Company idling its Taft, Louisiana fertilizer plant and accelerating the plant maintenance turnarounds at three of its fertilizer facilities.

     FRP's proportionate share of the larger IMC-Agrico Company phosphate rock operation caused second-quarter and six-month 1994 sales volumes to increase 24 percent and 20 percent from the 1993 periods, respectively.

                                    Second Quarter           Six Months
                                 -------------------   ---------------------
                                    1994      1993       1994         1993
                                  --------  --------   ---------   ---------
 Phosphate fertilizers (short tons)a
   Diammonium phosphate
     Sales:
       Florida                     277,900               494,500
       Louisiana                   184,700               456,400
       Other                        55,400               101,400
                                   -------  --------   ---------   ---------
         Total sales               518,000   844,000   1,052,300   1,339,300
     Average realized price:b
       Florida                     $145.10               $140.46
       Louisiana                    153.18                147.63
   Monoammonium phosphate
     Sales:
       Granular                     73,900   188,000     160,600     310,800
       Powdered                     40,400      -         83,200        -
     Average realized price:b
       Granular                    $160.55               $156.69
       Powdered                     127.08                123.73
   Granular triple superphosphate
     Sales                         102,300   162,900     232,700     340,600
     Average realized priceb       $118.44               $111.49
 Phosphate rock (short tons)a
     Sales                       1,004,100   807,600   2,010,600   1,682,200
     Average realized priceb        $23.24                $22.47
 Sulphur (long tons)
     Salesc                        508,100   538,100   1,023,600     998,800

a. Certain information prior to the July 1, 1993 formation of IMC-Agrico Company was not recorded on a basis consistent with that currently being presented and therefore is not available. Reflects FRP's 46.5 percent share of the assets of IMC-Agrico Company during the year ended June 30, 1994, while FRP received 58.6 percent of the cash flow generated during such period. FRP's share of the assets of IMC-Agrico Company during the year ended June 30, 1995 is 45.1 percent, while it will receive 55.0 percent of the cash flow generated during such period.
b.   Represents average realization f.o.b. plant/mine.
c.   Includes 187,700 tons, 413,200 tons, 374,800 tons, and 750,600 tons for the second-quarter and six-month periods of 1994 and 1993, respectively, which represent internal consumption and Main Pass start-up sales that are not included in sales for accounting purposes.

     Sulphur production for the 1994 periods increased over the 1993 period levels with Main Pass operations averaging nearly 6,200 tons per day during the current quarter (exceeding full design operating rates of 5,500 tons per day or approximately 2 million tons per year), helping to lower unit production costs. Production is expected to be near the 6,000 tons per day level for the immediate future. Further efforts to optimize earnings and cash flow are being made, including a "water load" management program which should further improve unit costs. Due to the increased production from Main Pass, FRP ceased operating the marginally profitable Caminada mine in January 1994, with no material impact on FRP's earnings. Sulphur realizations for the 1994 periods were significantly lower, reflecting the decline in prices which occurred throughout 1993. Improved phosphate fertilizer operating rates, coupled with reduced imports from Canada and Mexico and lower sulphur recoveries from oil refineries, resulted in a $6 to $8 per ton improvement in Tampa, Florida sulphur prices early in the third quarter of 1994; however, Canadian producers continue to increase inventories and FRP does not anticipate a major increase in sulphur prices for at least the near term.

     In late June 1994, a hole was found in the top of a phosphogypsum storage area at the New Wales, Florida, facility of IMC-Agrico Company. IMC Fertilizer, Inc., as operator of the joint venture, is assessing what actions are necessary and appropriate in the circumstances. The joint venture accrued as of June 30, 1994, estimated costs of $1.9 million to rectify the situation. While there is no evidence that indicates the hole will result in significant liability for the joint venture, the issue of possible underground water contamination in areas away from the New Wales facility as a result of the hole is being investigated by IMC-Agrico Company. If this were to be the case, the costs that would be required are uncertain and cannot be estimated at the present. If significant costs were incurred, which IMC-Agrico Company considers unlikely, a determination would be necessary with respect to the availability of insurance maintained by the joint venture and separately by FRP and to the appropriate sharing of costs pursuant to the agreement between the joint venture partners as it relates to environmental matters.


Oil And Gas Operations
- ----------------------
Prior to the distribution of McMoRan Oil & Gas Co. shares to FTX shareholders, FTX's oil and gas operations (excluding the Main Pass oil operation) involved exploring for new reserves. These activities generated losses of $2.8 million and $11.1 million, including exploration expenses of $1.3 million and $5.4 million, for the second-quarter and six-month period of 1994, respectively, compared with losses of $25.6 million and $31.1 million, including exploration expenses of $6.2 million and $10.7 million, for the 1993 periods, respectively. See Note 3 to the financial statements regarding the formation of McMoRan Oil & Gas Co.

     Main Pass's oil operations achieved the following:

                                Second Quarter             Six Months
                               -----------------     ----------------------
                                 1994     1993          1994         1993
                                -------  -------     ---------    ---------
 Sales (barrels)                611,900  925,700     1,435,100    1,359,200
 Average realized price          $14.52   $16.01        $12.88       $15.86
 Operating income (in
   millions)                        1.0       .9           2.0          (.8)

     Second-quarter 1994 oil production for the Main Pass joint venture (in which FRP owns a 58.3 percent interest) was hampered by mechanical problems, which have been corrected, at one of the two oil platforms and by the anticipated increase in water encroachment into the producing oil wells. FRP recently initiated the drilling of additional wells at an estimated cost to FRP of approximately $4 million. As a result, FRP's 1994 net production is currently expected to be slightly under 3 million barrels. Oil realizations continue to reflect the significant price declines which occurred in late 1993; although prices have improved throughout 1994, and continued improving into the third quarter of 1994.

CAPITAL RESOURCES AND LIQUIDITY
Cash flow from operating activities increased to $164.0 million during the first six months of 1994 from $7.2 million for the 1993 period, primarily due to higher operating income and changes in working capital. Net cash used in investing activities was $319.7 million compared with $260.1 million for the 1993 period. Increased metals capital expenditures associated with the PT-FI and RTM expansions were partially offset by lower Main Pass expenditures and the early receipt of proceeds from the geothermal notes receivable (reflected in long-term receivables). Net cash provided by financing activities was $143.4 million, whereas the 1993 period resulted in a use of $121.1 million. The 1994 period includes proceeds totaling $420.9 million from the public sales of FCX and FRP securities (Notes 4 and 6). Distributions to FCX minority interests increased during 1994 as a result of increased FCX public common shares outstanding and dividends paid on preferred stock issued during the second half of 1993 and January 1994. Debt repayments include $142.9 million paid to purchase and defease FTX's 10 7/8% Senior Subordinated Debentures (Note 2).

     Through 1995, PT-FI's capital expenditures are expected to exceed cash flow from its operations. Upon completion of the 115,000 MTPD expansion by year-end 1995, PT-FI's annual production is expected to be approximately 1.1 billion pounds of copper and 1.5 million ounces of gold. Subsequently, capital expenditures will be determined by the results of exploration activities and ongoing capital maintenance programs. Remaining capital expenditures in 1994 and 1995 for the expansion to 115,000 MTPD, the initial phase of the EIP, and ongoing capital maintenance expenditures are expected to range from $600 million to $700 million and will be funded by operating cash flow, sales of existing and to-be-constructed infrastructure assets and other financing sources. These sources include, but are not limited to, the PT-FI/FTX credit facility (which had $242.0 million availability at July 22, 1994) and public and private issuances of securities. PT-FI's long-lived, low-cost reserve base provides its potential access to a broad range of sources of capital.

     The full EIP (currently expected to involve an aggregate cost of up to $500 million to $600 million to be completed in stages) includes commercial, residential, educational, retail, medical, recreational, environmental and other infrastructure facilities to be constructed during the next 20 years for PT-FI operations. The EIP will develop and promote the growth of local and other third-party activities and enterprises in Irian Jaya through the creation of certain necessary support facilities. The initial phase of the EIP is under construction and is scheduled for completion in 1996. Additional expenditures for EIP assets beyond the initial phase depend on the long-term growth of PT-FI's operations and would be expected to be funded by third-party financing sources, which may include debt, equity or asset sales. As discussed below, certain portions of the EIP and other existing infrastructure assets are expected to be sold in the near future to provide additional funds for the expansion to 115,000 MTPD.

     PT-FI has a joint venture agreement with P.T. ALatieF Nusakarya Corporation (ALatieF), an Indonesian investor, which provides for the sale of certain portions of the to-be-constructed infrastructure assets and certain existing assets by PT-FI to a joint venture or ventures (the ALatieF Joint Venture) owned one-third by PT-FI and two-thirds by ALatieF for total consideration of $270 million. The sale of the first group of assets to the ALatieF Joint Venture was completed in December 1993 for $90 million. Debt financing for the remaining sales, which are anticipated for 1994 and later, was finalized through the issuance of $120 million of 9 3/4% Senior Notes, which are guaranteed by FCX. The next sale (approximately $77 million) is expected to be completed in the third quarter of 1994.

     PT-FI has also entered into Letters of Intent to sell: (i) existing and to-be-constructed power generation and transmission assets and certain other power-related assets; (ii) certain aircraft, airport and related operations; and (iii) certain construction equipment, port facilities and related marine, logistics and related assets to other joint ventures. The sales to these joint ventures are expected to generate approximately $315 million (net of equity contributions) over the next two years. These Letters of Intent are not binding and are subject to the execution of definitive agreements, financing, and certain approvals from the Indonesian Government.

     RTM's principal operations currently consist of a copper smelter with an annual capacity of 150,000 metric tons of metal. In June 1994, RTM signed a turnkey contract to expand its smelter to 270,000 metric tons of metal per year by early 1996. The contract requires payments in both deutsche marks and pesetas, however RTM has hedging arrangements that fix the cost of the expansion program at approximately $215 million. Project financing of $270 million, which is nonrecourse to FCX, has been arranged, which will also provide funds for refinancing RTM's gold and silver loans and working capital loans. The financing arrangement requires an additional equity contribution of $30 million, which is being sought from third parties. RTM's future cash flow is dependent on a number of variables including fluctuations in the exchange rate between the United States dollar and the Spanish peseta (a one peseta change in the exchange rate has an approximately $1 million impact on RTM's cash flow and net income), future prices and sales volumes of gold, the production rates at the smelter during the expansion program and during anticipated major maintenance turnarounds, and the supply/demand for smelter capacity and its impact on related treatment and refining charges. PT-FI has a long-term contract with RTM to provide the smelter with a significant portion of its copper concentrate requirements.

     PT-FI's COW calls for it to conduct a feasibility study for the construction of a copper smelting facility in Indonesia and for the eventual construction of such a facility by PT-FI, if it is deemed to be economically viable by PT-FI and the Government of Indonesia. FCX recently announced that PT-FI and RTM have now taken the lead role in developing the proposed 150,000 to 200,000 metric tons of metal per year copper smelter in Gresik, Indonesia. It is contemplated that PT-FI would provide approximately 50 percent of the annual concentrate requirements of the Gresik smelter. Preliminary engineering on the proposed smelter has been completed and management is currently reviewing possible alternatives for financing the estimated $650 million to $700 million construction cost. The smelter could be operational as early as 1998.

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through December 31, 1996 (the Preference Period) before any distributions may be made to FTX. On July 19, 1994, FRP declared a distribution of 60 cents per publicly held unit ($30.3 million), payable August 15, 1994, bringing the total unpaid distribution to FTX to $303.1 million. Unpaid distributions due FTX will be recoverable from part of the excess of future quarterly FRP distributions over 60 cents per unit for all units. The July 1994 distributable cash included $34.4 million from IMC-Agrico Company. FRP will receive a total of $55.2 million of distributions from IMC-Agrico Company, including $12.9 million from working capital reductions and $7.9 million from the sale of an asset which will be used to reduce FRP's long-term debt. FRP's future distributions will be dependent on the distributions received from IMC-Agrico Company, which will primarily be determined by prices and sales volumes of its commodities and cost reductions achieved by its combined operations, and the future cash flow of FRP's sulphur and oil operations.

     FTX is primarily a holding company and its sources of cash flow are dividends and distributions from its ownership in FCX and FRP. In the past, including in 1993, the FTX Board of Directors has decided to borrow funds when the cash received from FCX, FRP, and asset sales was insufficient to pay dividends and cover FTX's other cash requirements for interest, general and administrative expenses, and oil and gas operations. During the second quarter, in lieu of paying a $.3125 quarterly cash dividend to its shareholders, FTX distributed one share of FCX Class A common stock for each 80 FTX common shares to shareholders of record on May 16, 1994. Subsequent to the distribution of FCX shares to FTX shareholders under the proposed restructuring plan (Note 1), the FTX Board of Directors will determine a new dividend policy appropriate for FTX.

                           ------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.



                             FREEPORT-McMoRan INC.

                          PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------
     (a) The annual meeting of the security holders of the registrant was held on May 3, 1994, and proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (c) At the annual meeting six of the sixteen directors of the registrant were elected to a three-year term. Each of management's nominees was elected, and there was no solicitation in opposition to management's nominees. Set forth immediately below is the name of each such nominee, the number of shares voted for each such nominee, and the number of shares voted withheld from each such nominee. There were no abstentions or broker non-votes with respect to the election of directors.
                                                            Number of Shares
                                 Number of Shares Voted   Voted Withheld From
   Name of Nominee                      For Nominee             Nominee
 ---------------------           ----------------------   -------------------


 Thomas B. Coleman                       115,249,525               804,177
 William B. Harrison, Jr.                115,233,439               820,263
 Henry A. Kissinger                      114,972,683             1,081,019
 Rene L. Latiolais                       115,242,525               811,177
 J. Taylor Wharton                       115,176,902               876,800
 Ward W. Woods, Jr.                      115,237,460               816,242

     At the annual meeting, the board of directors of the registrant submitted to a vote of the security holders a proposal to ratify the appointment of Arthur Andersen & Co. as the independent auditors to audit the financial statements of the registrant and its subsidiaries for the year 1994. The security holders approved such proposal by an affirmative vote of 115,280,651 shares. There were 361,087 shares voted against such proposal, and holders of 411,964 shares abstained from voting with respect to such proposal. There were no broker non-votes with respect to such proposal.

     The board of directors of the registrant also submitted to a vote of the security holders at such meeting a proposal to amend the Annual Incentive Plan of the registrant in several respects so as to qualify compensation payable thereunder for deductibility in accordance with Section 162(m) of the Internal Revenue Code of 1986, as amended. The security holders approved such proposal by an affirmative vote of 91,217,012 shares. There were 21,439,469 shares voted against such proposal, and holders of 3,397,221 shares abstained from voting with respect to such proposal. There were no broker non-votes with respect to such proposal.

     The board of directors of the registrant also submitted to a vote of the security holders at such meeting a proposal to approve the 1992 Long-Term Performance Incentive Plan of the registrant, as amended. The security holders approved such proposal by an affirmative vote of 98,720,817 shares. There were 13,763,113 shares voted against such proposal, and holders of 3,569,772 shares abstained from voting with respect to such proposal. There were no broker non-votes with respect to such proposal.

Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

     (a) The list of exhibits appearing on page E-1 hereof and the exhibit immediately following said page are incorporated herein by reference.

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.


                             FREEPORT-McMoRan INC.


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FREEPORT-McMoRan INC.





                                        By:      /s/ John T. Eads
                                             -------------------------
                                                 John T. Eads
                                        Controller - Financial Reporting
                                          (authorized signatory and
                                         Principal Accounting Officer)


Date: August 5, 1994



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