Form 10-Q
period 1994-09-30
FREEPORT MCMORAN INC
filed 1994-10-28
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 30, 1994







                        Commission File Number: 1-8124



                             Freeport-McMoRan Inc.



Incorporated in Delaware                     13-3051048
                                   (IRS Employer Identification No.)


               1615 Poydras Street, New Orleans, Louisiana 70112


      Registrant's telephone number, including area code: (504) 582-4000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]



On September 30, 1994, there were issued and outstanding 137,849,245 shares of the registrant's Common Stock, par value $1 per share.





                             FREEPORT-McMoRan INC.

                               TABLE OF CONTENTS



                                                            Page

Part I.  Financial Information

  Financial Statements:

    Condensed Balance Sheets                                  3

    Statements of Operations                                  4

    Statements of Cash Flow                                   6

    Notes to Financial Statements                             8

  Remarks                                                    10

  Management's Discussion and Analysis
    of Financial Condition and
    Results of Operations                                    11

Part II.  Other Information                                  21

Signature                                                    22

Exhibit Index                                               E-1


                             FREEPORT-McMoRan INC.
                        PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements.

              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                     CONDENSED BALANCE SHEETS (Unaudited)

                                                September 30,     December 31,
                                                    1994              1993
                                                ------------      ------------
ASSETS                                                   (In Thousands)
Current assets:
Cash and short-term investments                   $   28,794       $   39,785
Accounts receivable                                  263,319          268,762
Inventories                                          387,540          345,333
Prepaid expenses and other                            16,429           25,675
                                                  ----------       ----------
  Total current assets                               696,082          679,555
Property, plant and equipment, net                 3,243,457        2,773,730
Long-term receivables                                 53,296          111,222
Other assets                                         145,522          149,560
                                                  ----------       ----------
Total assets                                      $4,138,357       $3,714,067
                                                  ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities          $  502,721       $  408,289
Current portion of long-term debt and
  short-term borrowings                              102,487           49,256
                                                  ----------       ----------
  Total current liabilities                          605,208          457,545
Long-term debt, less current portion               1,437,129        1,282,424
Accrued postretirement benefits and
  pension costs                                      257,904          239,134
Reclamation and mine shutdown reserves               124,719          120,957
Other liabilities and deferred credits               160,708          179,887
Deferred income taxes                                244,122          201,553
Deferred gain on sale of subsidiary
interests                                               -              32,649
Minority interests in consolidated
subsidiaries                                       1,497,289        1,199,269
Stockholders' equity (deficit)                      (188,722)             649
                                                  ----------       ----------
Total liabilities and stockholders' equity        $4,138,357       $3,714,067
                                                  ==========       ==========



 The accompanying notes are an integral part of these financial statements.


              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                     STATEMENTS OF OPERATIONS (Unaudited)

                            Three Months Ended          Nine Months Ended
                               September 30,              September 30,
                           --------------------     ------------------------
                             1994        1993          1994          1993
                           --------    --------     ----------    ----------
                                 (In Thousands, Except Per Share Amounts)
Revenues                   $503,187    $402,353     $1,421,179    $1,124,992
Cost of sales:
Production and
delivery                    333,648     272,368        943,732       829,239
Depreciation and
  amortization               28,257      43,110         92,050       141,203
                           --------    --------     ----------    ----------
  Total cost of sales       361,905     315,478      1,035,782       970,442
Exploration expenses          9,901      19,672         35,389        47,990
Provision for
restructuring
charges                        -           -              -           67,145
(Gain) loss on
valuation and sale
  of assets, net               -        (70,191)          -           14,859
General and adminis-
  trative expenses           43,092      36,059        123,893       127,176
                           --------    --------     ----------    ----------
  Total costs and
    expenses                414,898     301,018      1,195,064     1,227,612
                           --------    --------     ----------    ----------
Operating income
(loss)                       88,289     101,335        226,115      (102,620)
Interest expense, net       (21,732)    (22,034)       (67,626)      (53,237)
Gain (loss) on
conversion/
  distribution of FCX
securities                   25,751      (2,861)        95,723        30,435
Other income
(expense), net                  (82)       -            (2,685)        1,083
                           --------    --------     ----------    ----------
Income (loss) before
  income taxes and
  minority interests         92,226      76,440        251,527      (124,339)
Provision for income
taxes                       (34,389)    (33,784)       (98,548)       (1,906)
Minority interests in
  net (income) loss
  of consolidated
  subsidiaries              (46,385)    (10,282)      (104,257)       57,805
                           --------    --------     ----------    ----------
Income (loss) before
  extraordinary item
  and changes in
  accounting
principle                    11,452      32,374         48,722       (68,440)
Extraordinary loss on
  early
extinguishment
  of debt, net                 -           -            (9,108)         -
Cumulative effect of
  changes in accounting
  principle, net               -           -              -          (20,717)
                           --------    --------     ----------    ----------
Net income (loss)            11,452      32,374         39,614       (89,157)
Preferred dividends          (5,408)     (5,588)       (16,563)      (16,782)
                           --------    --------     ----------    ----------
Net income (loss)
  applicable to
  common stock             $  6,044    $ 26,786     $   23,051    $ (105,939)
                           ========    ========     ==========    ==========

Primary and fully
  diluted net income
  (loss) per share:
  Before
    extraordinary
    item and changes
    in accounting
    principle                  $.04        $.19           $.23         $(.60)
  Extraordinary loss
    on early extin-
    guishment of debt           -           -             (.06)          -
  Cumulative effect
  of changes in
    accounting
    principle                   -           -              -            (.15)
                               ----        ----           ----         -----
                               $.04        $.19           $.17         $(.75)
                               ====        ====           ====         =====
Average primary and
fully diluted
common and common
equivalent shares
outstanding                  138,202    142,265        139,538       142,076
                             =======    =======        =======       =======
Dividends per
common share:
  Cash                        $ -        $.3125        $ .3125        $.9375
  Property                     .2633       -            1.0188          -
                              ------     ------        -------        ------
                              $.2633     $.3125        $1.3313        $.9375
                              ======     ======        =======        ======


 The accompanying notes are an integral part of these financial statements.


              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                      STATEMENTS OF CASH FLOW (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                     ----------------------
                                                        1994         1993
                                                      --------     --------
                                                         (In Thousands)
Cash flow from operating activities:
Net income (loss)                                     $ 39,614     $(89,157)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Cumulative effect of changes in
    accounting principle                                  -          20,717
  Extraordinary loss on early extinguishment
  of debt                                                9,108         -
  Depreciation and amortization                         94,059      147,592
  Provision for restructuring charges,
    net of payments                                       -          23,980
  Other noncash charges to earnings                       -          33,194
  Loss on valuation and sale of assets, net               -          14,859
  Oil and gas exploration expenses                       5,219       19,699
  Amortization of debt discount and
  financing costs                                       25,300       31,159
  Gain on conversion/distribution of FCX
  securities                                           (95,723)     (30,435)
  Deferred income taxes                                 63,459      (26,658)
  Minority interests' share of net
  income (loss)                                        104,257      (57,805)
  Cash distribution from IMC-Agrico in
  excess of capital interest                            33,801         -
  Reclamation and mine shutdown expenditures            (6,968)      (8,283)
  (Increase) decrease in working capital,
    net of effect of acquisitions and dispositions:
    Accounts receivable                                  6,901       30,560
    Inventories                                        (18,623)      (1,139)
    Prepaid expenses and other                           9,262      (12,730)
    Accounts payable and accrued liabilities            15,858      (82,708)
  Other                                                (11,569)      (1,995)
                                                      --------     --------
Net cash provided by operating activities              273,955       10,850
                                                      --------     --------

Cash flow from investing activities:
Capital expenditures:
  PT-FI                                               (481,840)    (308,768)
  RTM                                                  (45,857)      (1,950)
  Main Pass                                             (7,388)     (36,872)
  Agricultural minerals                                (14,387)     (16,107)
  Oil and gas                                          (12,875)     (31,318)
  Other                                                (15,037)     (21,644)
Acquisition of RTM, net of cash acquired                (5,756)      (1,354)
Proceeds from asset sales                              110,502      136,983
Other                                                     -            (358)
                                                      --------     --------
Net cash used in investing activities                 (472,638)    (281,388)
                                                      --------     --------

              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                      STATEMENTS OF CASH FLOW (Unaudited)
                                  (Continued)

Cash flow from financing activities:
Proceeds from issuance of:
  FCX Preferred Stock                                 $252,985      $561,090
  FCX 9 3/4% Senior Notes                              116,276          -
  FRP 8 3/4% Senior Subordinated Notes                 146,125          -
Purchase of FTX and FCX common shares                  (82,367)      (18,019)
Distributions paid to minority interests:
  FCX                                                  (80,257)      (50,579)
  FRP                                                  (90,888)      (90,884)
Proceeds from (repayments of) debt, net                145,578      (312,878)
Purchase of 10 7/8% Senior Debentures                 (142,919)         -
Transfer to MOXY                                       (35,441)         -
Proceeds from infrastructure financing, net             17,319          -
FTX cash dividends paid:
  Common stock                                         (44,242)     (132,190)
  Preferred stock                                      (16,641)      (16,796)
Other                                                    2,164         2,336
                                                      --------      --------
Net cash provided by (used in) financing
activities                                             187,692       (57,920)
                                                      --------      --------
Net decrease in cash and short-term
investments                                            (10,991)     (328,458)
Cash and short-term investments at beginning
of year                                                 39,785       381,002
                                                      --------      --------
Cash and short-term investments at end of
period                                                $ 28,794      $ 52,544
                                                      ========      ========



 The accompanying notes are an integral part of these financial statements.


              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

1.   DISTRIBUTION OF FCX INVESTMENT
In May 1994, Freeport-McMoRan Inc. (FTX) announced that it intends to pursue a plan to separate its two principal businesses, copper/gold and agricultural minerals, into two independent financial and operating entities. To accomplish this plan, FTX would make a pro rata distribution of its common stock ownership in Freeport-McMoRan Copper & Gold Inc. (FCX) to the FTX stockholders. As a result of this distribution, which will require a series of steps to implement, FTX would no longer own any interest in FCX. The spinoff of FCX will provide greater access to credit markets and reduce financing costs for both FCX and Freeport-McMoRan Resource Partners, Limited Partnership (FRP). The proposed distribution, which is expected to take several months to implement, is contingent on a number of factors including
(1) assurance that the distribution of FCX shares to FTX stockholders will be tax-free, (2) completion of a restructuring of the liabilities of FTX including its long-term debt, which may include the use of a portion of the FCX shares currently owned by FTX, and (3) changing the voting rights of FCX stockholders so that the Class B stockholders elect 80 percent of the FCX directors and the Class A stockholders and preferred stockholders elect the balance. The change in voting rights is subject to FCX Class A stockholder approval. There can be no assurances that these contingencies will be met.

     In June and September 1994, pursuant to the plan to distribute FTX's investment in FCX, FTX distributed one FCX common share for each 80 FTX common shares owned in lieu of paying a $.3125 quarterly cash dividend to its stockholders. FTX recorded gains of $32.6 million ($21.2 million to net income or $.15 per share) in the third quarter of 1994 and $70.9 million ($46.1 million to net income or $.33 per share) in the nine-month period of 1994 related to these property dividends. Subsequent to the FTX restructuring, the FTX Board of Directors will determine a dividend policy.

2.   McMoRan OIL & GAS CO.
In May 1994, FTX's Board of Directors declared a special distribution of one common share of its newly formed, wholly owned subsidiary, McMoRan Oil & Gas Co. (MOXY) for each ten shares of FTX common stock owned. MOXY was organized for the purpose of carrying on substantially all of the oil and natural gas exploration activities previously conducted by FTX. The net assets transferred to MOXY at FTX's historical cost were as follows (in thousands):

Cash and short-term investments                                  $35,441
Property, plant and equipment, net                                13,052
Current liabilities                                               (1,138)
                                                                 -------
                                                                 $47,355
                                                                 =======

3.   FCX REDEEMABLE PREFERRED STOCK OFFERINGS
In January 1994, FCX sold publicly 4.3 million depositary shares representing 215,279 shares of its Gold-Denominated Preferred Stock, Series II. Each depositary share has a cumulative quarterly cash dividend equal to the value of 0.0008125 ounces of gold and is subject to mandatory cash redemption in February 2006 for the value of 0.1 ounces of gold. Additionally, in July 1994, FCX sold publicly 4.8 million depositary shares representing 119,000 shares of its Silver-Denominated Preferred Stock. Each depositary share has a cumulative quarterly cash dividend equal to the value of 0.04125 ounces of silver. Annually, beginning on August 1, 1999, FCX will redeem the underlying Silver-Denominated Preferred Stock in eight equal installments. The net proceeds from these offerings ($253.0 million) were loaned to P.T. Freeport Indonesia Company (PT-FI) for general corporate purposes, including the


              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

expansion of its mining and milling operations.

     The Gold-Denominated Preferred Stock, Series II; the Gold-Denominated Preferred Stock sold in August 1993; and the Silver-Denominated Preferred Stock are being reflected as a hedge of future gold and silver sales for accounting purposes. Based on closing commodity market prices, these shares had an aggregate market value of $513.9 million as of September 30, 1994.

4.   SUBORDINATED DEBENTURE REDEMPTION
In December 1993, FCX called its Zero Coupon Exchangeable Notes (the Notes) for redemption in January 1994. During January 1994, Notes with a face amount of $386.0 million were exchanged into 5.8 million shares of FCX Class A common stock and the remaining Notes were redeemed for $.3 million in cash. As a result of the issuance by FCX of its Class A common stock, PT-FI issued 14,490 shares of its stock to FCX, bringing FCX's direct ownership in PT-FI to 81.3 percent at September 30, 1994.

     During 1994, FTX purchased or defeased $125.3 million of its 10 7/8% Senior Subordinated Debentures resulting in a $9.1 million after-tax extraordinary loss.

5.   DEBT OFFERINGS
In February 1994, FRP sold publicly $150 million of 8 3/4% Senior Subordinated Notes due 2004. Net proceeds were used to reduce other indebtedness.

     In April 1994, a wholly owned subsidiary of FCX sold publicly $120 million of 9 3/4% Senior Notes due 2001. The net proceeds were loaned to a joint venture in which PT-FI owns a minority interest. The joint venture was formed to purchase and manage certain infrastructure assets from PT-FI to be used in support of PT-FI's operations. The management agreement results in the joint venture being reported as a consolidated entity.

6.   INTEREST COSTS
Interest expense excludes capitalized interest of $14.1 million and $10.2 million in the third quarter of 1994 and 1993, respectively, and $35.8 million and $48.2 million in the first nine months of 1994 and 1993, respectively.

     FTX and its subsidiaries have at times entered into interest rate exchange agreements to manage exposure to interest rate changes on a portion of their floating-rate bank debt. FTX has an 8.2 percent interest rate exchange agreement entered into in 1986 on $150.0 million of financing until April 1996, and FTX and FRP have 10.2 percent interest rate exchange agreements entered into in late 1987 and early 1988 on $69.2 million of financing at September 30, 1994, reducing $8.4 million annually through 1999. PT-FI also has an 8.3 percent interest rate exchange agreement entered into in 1991 on $78.6 million of financing at September 30, 1994, reducing $14.3 million annually through 1999. Under these interest swaps, FTX and its subsidiaries received an average interest rate of 4.1 percent and 3.4 percent during the first nine months of 1994 and 1993, respectively, based on the London Interbank Offering Rate (LIBOR), resulting in an additional interest cost of $3.0 million and $4.3 million in the third quarter of 1994 and 1993, respectively, and $10.7 million and $13.2 million in the first nine months of 1994 and 1993, respectively. Based on market conditions at September 30, 1994, unwinding these interest swaps would require an estimated $13.3 million.

7.   IMC-AGRICO CREDIT FACILITY
In February 1994, the IMC-Agrico Company joint venture (IMC-Agrico), in which FRP currently owns 45.1 percent of the assets and liabilities, entered into a


              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

three-year $75 million floating-rate credit facility (the IMC-Agrico Facility). Borrowings under the IMC-Agrico Facility are unsecured with a negative pledge on substantially all of IMC-Agrico's assets. The IMC-Agrico Facility has minimum capital, fixed charge, and current ratio requirements for IMC-Agrico; places limitations on indebtedness of IMC-Agrico; and restricts the ability of IMC-Agrico to make cash distributions in excess of distributable cash generated. At September 30, 1994, IMC-Agrico had no borrowings under the IMC-Agrico Facility.

8.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first nine months of 1994 was
1.7 to 1 compared with a shortfall of $203.2 million for the 1993 period. For this calculation, earnings are income from continuing operations before income taxes, minority interests, and fixed charges. Fixed charges are interest, that portion of rent deemed representative of interest, and the preferred stock dividend requirements of majority-owned subsidiaries.


              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS



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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


RESULTS OF OPERATIONS
                             Third Quarter            Nine Months
                         -------------------    -----------------------

                          1994         1993       1994          1993 a
                         ------       ------    --------       --------
                             (In Millions, Except Per Share Amounts)
 Revenues                $503.2       $402.4    $1,421.2       $1,125.0
 Operating income
   (loss)                  88.3        101.3 b     226.1         (102.6)c
 Net income (loss)
   applicable to
   common stock             6.0 d       26.8 b      23.1 d,e     (105.9)c,d,f
 Net income (loss)
   per share                .04 d        .19 b       .17 d,e       (.75)c,d,f

a. Excludes Rio Tinto Minera, S.A. (RTM) results prior to its March 1993 acquisition.

b. Includes a $70.2 million gain ($46.1 million to net income or $.32 per share) primarily from the sale of an oil and gas property.

c. Includes the gain in Note b and a $213.0 million charge ($93.1 million to net income or $.65 per share) for administrative restructuring costs, the recoverability of certain assets, and certain other charges.

d. Includes gains to net income of $16.7 million ($.12 per share)for the third quarter of 1994, and $62.2 million ($.45 per share) and $20.1 million ($.14 per share) for the nine-month periods of 1994 and 1993, respectively, related to the distribution/conversion of Freeport-McMoRan Copper & Gold Inc. (FCX) securities (Notes 1 and 4).

e. Includes an extraordinary charge of $9.1 million ($.06 per share) related to early extinguishment of debt (Note 4).

f. Includes a $20.7 million charge to net income ($.15 per share) for the cumulative effect of changes in accounting principle.

     Freeport-McMoRan Inc. (FTX) operating results reflect higher earnings from its metals and agricultural minerals segments primarily due to increased sales volumes and price realizations for its commodities.

     Third-quarter 1994 depreciation and amortization was lower than in the year-ago period primarily due to the adjustment to the earnings of Freeport-McMoRan Resource Partners, Limited Partnership (FRP) caused by its disproportionate interest in current cash distributions from the IMC-Agrico Company joint venture (IMC-Agrico) and from lower oil sales volumes. The nine-month 1993 period reflects charges totaling $18.7 million related to the 1993 restructuring project.

     Exploration expenses for 1994 declined due to the absence of oil and gas exploration subsequent to the formation of McMoRan Oil & Gas Co. (MOXY) in May 1994 (Note 2), partially offset by increases at FTX's metals segment.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     Third-quarter 1994 general and administrative expenses were higher than in the prior year quarter due to the additional personnel and administrative effort required to manage operations for the expanding metals segment. The nine month period of 1994 reflects the increased metals segment general and administrative expenses, partially offset by reductions caused by the benefits from the July 1, 1993 formation of IMC-Agrico and other restructuring activities undertaken in 1993. The nine-month 1993 period includes $15.8 million in charges resulting from this restructuring project.

     Interest expense increased for the nine month period of 1994 primarily due to higher average interest rates and the Main Pass sulphur project becoming operational for accounting purposes in July 1993; previously, related interest costs were capitalized (Note 6).

     The increase in minority interests' share of net income in the third quarter of 1994 over the comparable 1993 period is primarily because the 1993 period includes a $69.1 million gain on the sale of an oil and gas property by FTX and FTX's recognition of an additional minority interest charge of $10.9 million in 1994 due to not receiving its proportionate share of FRP distributions. Prior to the third quarter of 1994, FTX was able to reflect its proportionate share of FRP's earnings through recognition of $4.6 million and $15.5 million for the third quarter of 1994 and 1993, respectively, and $32.6 million and $46.6 million for the nine-month periods of 1994 and 1993, respectively, of the gain deferred by FTX in connection with the February 1992 public sale of FRP units. However, during the current quarter the remaining deferred gain was recognized. In future periods, FTX's share of the reported financial results of FRP will depend on the extent to which FTX receives its proportionate share of FRP distributions. To the extent that public unitholders receive a disproportionately large share of FRP distributions, as has been the case since early 1992 resulting from the public's perferential right to receive distributions through 1996, FTX will recognize a smaller share of FRP's reported earnings than would be represented by its percentage ownership of FRP.

Metals Operations
- -----------------
FTX's metals operations are conducted through its affiliate FCX and FCX's primary operating units P.T. Freeport Indonesia Company (PT-FI) and RTM. Third-quarter 1994 metals operating income was $63.4 million on revenues of $313.4 million compared with $59.0 million on revenues of $261.5 million for
the 1993 period.   For the nine months ended September 30, 1994, FCX generated operating income of $169.4 million on revenues of $861.0 million compared with $65.9 million on revenues of $610.1 million for the year-ago period. Significant items impacting operating income are as follows (in millions):

                                                      Third           Nine
                                                     Quarter         Months
                                                     -------         ------
Metals operating income - 1993                        $59.0          $ 65.9
                                                      -----          ------
Increases (decreases):
  Price realization:
    Copper                                             25.4            54.3
    Gold                                                1.6            15.1
  Sales volumes:
    Copper                                              3.4            45.7
    Gold                                                8.0            49.7
  Treatment charges                                    (1.5)          (12.8)
  Adjustments to prior period
  concentrate sales                                     3.0            10.3
  Other                                                (4.4)           (3.4)
  RTM revenues, net of eliminations                    16.4            92.0 a
                                                      -----          ------
    Revenue variance                                   51.9           250.9
  Cost of sales                                       (35.5)         (143.5)b
  Exploration expenses                                 (0.6)           (4.5)
  1993 provision for restructuring charges               -             20.8
  General and administrative expenses                 (11.4)          (20.2)b
                                                      -----          ------
                                                        4.4           103.5
                                                      -----          ------
Metals operating income - 1994                        $63.4          $169.4
                                                      =====          ======

a.    The 1993 period includes only six months of RTM revenues.

b. The nine-month 1993 period included $10.0 million in cost of sales and $6.3 million in general and administrative expenses resulting from the restructuring project.

      Contributing to higher revenues were significantly higher copper prices and improved gold realizations. Additionally, copper and gold sales volumes increased due to higher production resulting from expanded mill throughput, partially offset by lower grades and recoveries when compared to 1993 levels. Although lower than the unusually high levels of the third quarter of 1993, third-quarter 1994 copper and gold grades were significantly higher than in the prior quarter. Copper grades are expected to be higher in the fourth quarter of 1994. Recovery rates for copper and gold vary depending on quality of the ore mined. Treatment charges increased primarily due to higher copper volumes and prices, as certain charges vary with the price of copper. Treatment charges, which are negotiated annually with our customers, are expected to decline significantly on a per pound basis in 1995 as a result of the overall tightness in the copper concentrates market currently being experienced. Adjustments to prior period concentrate sales for the current quarter and nine-month period resulted in positive adjustments primarily caused by favorable copper pricing adjustments, compared to the 1993 periods when falling copper prices resulted in negative adjustments.

PT-FI OPERATIONS                       Third Quarter          Nine Months
                                     ------------------    ------------------
                                      1994        1993      1994        1993
                                     -------    -------    -------    -------
Ore milled (metric tons per
day, MTPD)                            69,900     59,700     71,500     59,200
Copper grade (%)                        1.56       1.68       1.44       1.53
Gold grade (grams per MT)               1.37       1.51       1.28       1.21
Recovery rate (%)
  Copper                                83.5       87.9       83.6       87.2
  Gold                                  73.5       75.9       72.0       75.5
Copper (000s of recoverable pounds)
  Production                         178,300    172,400    499,800    456,500
  Sales                              169,400    165,600    493,900    443,700
  Average realized price a             $1.05       $.90      $1.02       $.91

Gold (recoverable ounces)
  Production                         200,700    194,900    557,200    458,600
  Sales                              194,200    172,900    580,900    440,400
  Average realized price             $381.89    $373.72    $380.21    $354.15

Gross profit per pound of copper (cents):
Average realized price a               105.0       90.0      101.8       90.8
                                       -----       ----      -----       ----
Production costs:
  Site production and delivery          54.9       44.6       58.5       49.2
  Gold and silver credits              (44.6)     (40.6)     (45.2)     (35.7)
  Treatment charges                     24.2       23.9       23.9       23.7
  Royalty on metals                      3.4        1.3        2.3        1.6
                                       -----       ----      -----       ----
    Cash production costs               37.9       29.2       39.5       38.8
  Depreciation and
  amortization                           8.0        8.7        8.1        8.7
                                       -----       ----      -----       ----
    Total production costs              45.9       37.9       47.6       47.5
                                       -----       ----      -----       ----
Revenue adjustments b                   (0.3)      (2.2)      (0.5)      (3.2)
                                       -----       ----      -----       ----
Gross profit per pound                  58.8       49.9       53.7       40.1
                                       =====       ====      =====       ====

a. Excluding amounts recognized under PT-FI's copper price protection program, realizations would have been $1.13 and $.80 for the third quarter of 1994 and 1993, respectively, and $1.04 and $.85 for the nine-month periods of 1994 and 1993, respectively.

b. Reflects adjustments for prior period concentrate sales and amortization of the cost of the price protection program.

     PT-FI's third-quarter mill throughput rate rose 17 percent compared with the 1993 period. Expansion activities continue toward a level of 115,000 MTPD to be reached during the second half of 1995. Mill throughput rates are expected to approximate third quarter levels for the near term, even though significant construction tie-in work is being performed. PT-FI site production and delivery costs totaled $93.0 million for the third quarter of 1994 compared with $73.8 million for the 1993 period. Unit costs increased
10.3 cents per pound due to lower grades and recoveries, higher jobsite administrative expenses, expansion related activities, and costs associated with initial privatization efforts. Unit site production and delivery costs are expected to fluctuate significantly in the quarters prior to completion of PT-FI's 115,000 MTPD expansion program because of anticipated variations in ore grade. Based on present expectations, PT-FI anticipates mining lower grade ore during the first half of 1995 which is estimated to have a relatively negative impact on its operating results. Operating results for PT-FI are expected to improve during the second half of 1995 when improved ore grades are projected and output volumes increase as the expansion is completed. Third-quarter 1994 per pound gold and silver credits increased 10 percent over the 1993 period primarily because of higher gold sales.

     As a result of 1993 reserve additions, PT-FI's 1994 depreciation rate decreased to 7.5 cents per pound compared with 8.3 cents for 1993.

     PT-FI has commitments from various parties to purchase virtually all of its estimated 1994 and 1995 production at market prices. The price that PT-FI ultimately receives for its concentrate is subject to the volatility of the commodity markets.

     In order to establish a minimum realization for its copper sales during the expansion period and to manage the impact of possible unfavorable changes in copper prices, PT-FI has entered into various hedging contracts. During 1993 and for the first half of 1994, these contracts established a minimum realization of $.90 per pound. PT-FI entered into forward contracts covering substantially all of its remaining 1994 copper sales resulting in an expected realization of $1.04 for the fourth quarter of 1994. Included in the fourth quarter expected realization is $27.3 million of cash already received from the settlement of related contracts originally designed to hedge fourth quarter sales. Net reductions to revenues under these programs totaled $15.5 million ($8.7 million to net income) in the third quarter of 1994 and $15.3 million ($8.6 million to net income) for the nine-month period of 1994. The comparable 1993 periods included net revenues of $15.3 million ($8.4 million to net income) and $27.3 million ($15.1 million to net income), respectively, recognized under the $.90 per pound program.

     PT-FI also implemented a price protection program, at a cost of $21.7 million, to cover anticipated copper sales for 1995. For the first half of 1995, PT-FI's program established a minimum average selling price of $.875 per pound, with full participation in any price increase above an average of approximately $.97 per pound. For the second half of 1995, PT-FI's program established a minimum average price of $.83 per pound, while allowing full benefit from prices above that amount. As of September 30, 1994, unwinding PT-FI's hedging position would require approximately $80 million. As conditions warrant, PT-FI may modify or extend its existing program.

RTM OPERATIONS                         Third Quarter           Nine Months
                                    ------------------       -----------------
                                      1994       1993          1994     1993 a
                                    -------    -------       -------   -------
Smelter operations:
  Concentrate treated (MT)          120,200    109,200       364,600   224,500
  Anode production (000s of
  pounds)                            86,400     97,000       261,900   199,600
  Cathode production (000s of
  pounds)                            79,200     77,400       233,300   153,700
Gold operations:
  Ore milled (MTPD)                  18,800     18,000        18,500    18,100
  Gold grade (grams per MT)            1.05       1.07          1.04      1.04
  Sales (recoverable ounces)         45,900     43,700       126,600    88,200
  Average realized price b          $368.62    $340.35       $364.06   $335.90

a.   RTM results are from March 30, 1993, the date of its acquisition.
b. Excluding hedging adjustments related to RTM's gold loans (9,200 ounces payable quarterly) and forward sales contracts, realizations would have been $380.17 and $373.06 for the third quarter of 1994 and 1993, respectively, and $377.74 and $365.16 for the nine-month periods of 1994 and 1993, respectively.

     For the third-quarter of 1994, RTM losses totaled $2.7 million while its operations were at breakeven for the nine-month 1994 period, compared with losses of $1.0 million for the third quarter of 1993 and $5.4 million for the period from acquisition to September 30, 1993. RTM has a hedging program for its gold sales that includes gold-denominated loans and forward contracts. Net reductions to revenues recognized under the gold hedging program totaled $.5 million and $1.4 million for the third quarter periods of 1994 and 1993, respectively, and $1.7 million and $2.6 million for the nine-month periods of 1994 and 1993, respectively. As of September 30, 1994, the unrecognized balance of the gold-denominated loans totaled $5.1 million.

     Higher operating rates at RTM's smelter resulted in increased concentrate treated during the 1994 quarter compared with the 1993 period. Cathode refinery operations also continued to maintain high operating rates. Higher third-quarter 1994 mill throughput and recoveries at RTM's gold operations, partially offset by lower grades, resulted in an increase in gold sales. Third-quarter 1994 RTM earnings were negatively impacted by a continuing decline in the value of the U.S. dollar and planned mining of lower grade ore at RTM's gossan mining operations. Based on current operating levels, a one peseta change in the exchange rate has an approximately $1 million impact on RTM's annual earnings and cash flow. RTM's 1995 results are expected to be negatively impacted by the significant decline in treatment charge rates discussed above and are subject to variations based on the relative value of the U.S. dollar and the Spanish peseta.

METALS EXPLORATION
PT-FI continues its exploration activities within its original 24,700 acre Contract Of Work (COW) area (Block A), the adjacent 6.5 million acre COW area (Block B) and a 2.5 million acre area (Eastern Mining blocks). Delineation and exploratory drilling continues at the Big Gossan and Lembah Tembaga prospects, both within Block A. Development of the Big Gossan deposit is expected to begin by early 1995 at a total estimated cost of approximately $130 million. Exploration activities continue in other locations including the Wanagon prospect within Block A and the Wabu gold prospect in Block B. Exploratory drilling with three rigs is also continuing at Etna Bay located within the Eastern Mining acreage. PT-FI must progressively relinquish its rights to the COW area in amounts equal to 25 percent of the Block B acreage at the end of each of three specified periods, the first of which is scheduled to expire on December 30, 1994, and the last of which is set to expire in the next two to four years. Similarly, 75 percent of the Eastern Mining blocks must be relinquished over the next two to seven years. Exploration costs, currently budgeted at $42 million for 1994, including $4 million for RTM, totaled $29.5 million in the nine-month 1994 period compared with $25.0 million in the 1993 period.

Agricultural Minerals Operations
- --------------------------------
FTX's agricultural minerals segment, which includes FRP's fertilizer and phosphate rock operations (conducted through its interest in IMC-Agrico) and its sulphur business, reported third-quarter 1994 operating income of $33.4 million on revenues of $182.2 million compared with a loss of $12.2 million on revenues of $121.7 million for the 1993 period. Operating income for the first nine months of 1994 was $84.8 million on revenues of $531.2 million compared with a loss of $110.2 million on revenues of $464.2 million for the year-ago period. Significant items impacting operating income are as follows (in millions):

                                                       Third        Nine
                                                      Quarter      Months
                                                      -------     -------
Agricultural minerals operating income - 1993         $(12.2)     $(110.2)
                                                      ------      -------
Increases (decreases):
  Sales volumes                                         30.4         12.1
  Realizations                                          34.2         58.5
  Other                                                 (4.1)        (3.6)
                                                      ------      -------
    Revenue variance                                    60.5         67.0
  Cost of sales                                        (16.3)        48.6*
  1993 provision for restructuring charges                -          33.9
  1993 loss on valuation and sale of assets, net        (1.1)        25.5
  General and administrative and other                   2.5         20.0*
                                                      ------      -------
                                                        45.6        195.0
                                                      ------      -------
Agricultural minerals operating income - 1994         $ 33.4      $  84.8
                                                      ======      =======

* The nine-month 1993 period included $17.5 million in cost of sales and $7.3 million in general and administrative expenses resulting from the restructuring project.

     FRP's proportionate share of the IMC-Agrico third-quarter 1994 sales volumes for diammonium phosphate (DAP), its principal fertilizer product, increased 39 percent when compared to the year-ago quarter (16 percent above the second quarter of 1994). Industrywide sales activity benefited from continued strong export demand, particularly by China, and improved domestic activity. This demand caused a reduction in producer inventories, despite a rise in industrywide production, resulting in a continued firming in phosphate fertilizer prices. FRP's current quarter phosphate fertilizer realizations rose 42 percent from the near-20 year lows experienced during the year-ago quarter. Unit production costs benefited from production efficiencies at IMC-Agrico, offset by higher ammonia and sulphur prices. Ammonia prices in the U.S. Gulf are presently $225 per short ton, up approximately $115 per short ton from a year ago. IMC-Agrico's ammonia costs have not risen as sharply due to contractual arrangements and ammonia production at its Faustina, Louisiana plant.

     Strong export demand for phosphate fertilizer products is expected to continue into 1995 with heavy demand from China. The domestic market producer sales are expected to be at normal levels. Reduced domestic acreage planted, due to record crop production causing increased government set-asides, is expected to be offset by improved fertilizer application rates and higher dealer purchases.

     FRP's proportionate share of the IMC-Agrico third-quarter and nine-month 1994 phosphate rock sales volumes increased 3 percent and 13 percent, respectively, from the 1993 periods reflecting the increased demand caused by improved industrywide phosphate fertilizer operations.

     Sulphur production for the 1994 periods increased over the 1993 period levels with Main Pass operations averaging nearly 6,600 tons per day (TPD) during the current quarter (exceeding full design operating rates of 5,500 TPD or approximately 2 million tons per year), helping to lower unit production costs. Production is expected to be maintained near the 6,000 TPD level for the immediate future. Due to the increased Main Pass production, FRP ceased operating the marginally profitable Caminada mine in January 1994, with no material impact on earnings. Sulphur realizations for the 1994 periods were lower, reflecting the decline in prices which occurred throughout 1993. Improved phosphate fertilizer operating rates, coupled with reduced imports from Canada, have resulted in current Tampa market price increases since mid-1994 in the range of $10 to $12 per ton, with Tampa sulphur prices currently above year-ago levels. To the extent U.S. phosphate fertilizer production remains strong, sulphur demand is expected to continue to improve, although the availability of Canadian sulphur limits the potential for significant improvement in prices.

                                     Third Quarter           Nine Months
                               ----------------------   ---------------------
                                   1994        1993       1994         1993
                                ---------   ---------  ---------    ---------
Phosphate fertilizers (short tons)a
  Diammonium phosphate
    Sales:
      Florida                     258,600     220,900    753,100
      Louisiana                   277,000     177,600    733,400
      Other                        64,500      31,800    165,900
                                ---------   ---------  ---------
        Total sales               600,100     430,300  1,652,400    1,769,600
    Average realized price:b
      Florida                     $148.71     $100.94    $143.29
      Louisiana                    154.23      112.03     150.12
  Monoammonium phosphate
    Sales:
      Granular                     81,400      58,700    242,000      369,500
      Powdered                     34,900      22,300    118,100       22,300
    Average realized price:b
      Granular                    $158.21     $115.34    $157.20
      Powdered                     132.12       93.95     126.21
  Granular triple superphosphate
    Sales                         123,700      89,700    356,400      430,300
    Average realized priceb       $115.96      $86.59    $113.05
Phosphate rock (short tons)a
    Sales                       1,062,500   1,026,700  3,073,100    2,708,900
    Average realized priceb        $19.91      $20.20     $21.59
Sulphur (long tons)
    Salesc                        562,900     418,900  1,586,500    1,446,500

a. Certain information prior to the formation of IMC-Agrico was not recorded on a basis consistent with that currently being presented and therefore is not available. Reflects FRP's 46.5 percent share of the IMC-Agrico assets for the year ended June 30, 1994, while FRP received
     58.6 percent of the cash flow generated during such period. FRP's share of the IMC-Agrico assets for the year ended June 30, 1995 is 45.1 percent, while it will receive 55.0 percent of the cash flow.

b.   Represents average realization f.o.b. plant/mine.

c. Includes 189,700 tons and 149,600 tons for the third quarter of 1994 and 1993, respectively, and 564,500 tons and 929,000 tons for the nine-month periods of 1994 and 1993, respectively, which represent internal consumption and Main Pass start-up sales that are not included in sales for accounting purposes.


Oil And Gas Operations
- ----------------------
Prior to the distribution of MOXY shares to FTX shareholders (Note 2), FTX's oil and gas operations (excluding the Main Pass oil operation) involved exploring for new reserves. These activities generated losses of $.7 million and $11.7 million for the third-quarter and nine-month period of 1994, respectively, compared with losses of $8.7 million and $39.8 million for the 1993 periods, respectively. During the third quarter of 1993, FTX sold its undeveloped East Cameron Blocks 331/332 oil and gas property for $95.3 million, recognizing a pretax gain of $69.1 million.


     Main Pass's oil operations achieved the following:

                                 Third Quarter             Nine Months
                               ------------------    ------------------------
                                1994      1993         1994           1993
                               -------  ---------    ---------      ---------
Sales (barrels)                417,900  1,066,100    1,853,000      2,425,300
Average realized price          $14.94     $14.25       $13.34         $15.15
Operating income (in
millions)                          $.2        $.8         $2.2            $.0

     Third-quarter 1994 oil production for the Main Pass joint venture (in which FRP owns a 58.3 percent interest) was hampered by the longer-than-expected drilling of additional wells. As a result, FRP's 1994 net production is currently expected to be 2.5 million barrels. FRP's 1995 net production is currently estimated to approximate 1994 production. Oil realizations continue to reflect the significant price declines which occurred in late 1993; although prices have improved during 1994.

CAPITAL RESOURCES AND LIQUIDITY
Cash flow from operating activities increased to $274.0 million during the first nine months of 1994 from $10.9 million for the 1993 period, primarily due to higher income from operations and changes in working capital. PT-FI has agreed upon the framework of a settlement with its insurers for a property and business interruption claim for the June 1993 ore pass cave-in. PT-FI anticipates receiving insurance proceeds in excess of $30 million late this year or early 1995. Net cash used in investing activities was $472.6 million compared with $281.4 million for the 1993 period. Increased capital expenditures associated with the PT-FI and RTM expansions were partially offset by lower Main Pass and oil and gas expenditures and the early receipt of proceeds from the geothermal notes receivable (reflected in long-term receivables). Net cash provided by financing activities was $187.7 million, whereas the 1993 period resulted in a use of $57.9 million. The 1994 period includes proceeds totaling $515.4 million from the public sales of FCX and FRP securities (Notes 3 and 5) compared with $561.1 million in proceeds from FCX preferred stock offerings during the 1993 period. Distributions to FCX minority interests increased during 1994 as a result of increased FCX public common and preferred stock outstanding (Notes 1 and 3). The 1994 period financing activities include a net increase in borrowings of $2.7 million, including the 10 7/8% Senior Debenture purchase (Note 4), compared with a $312.9 million net repayment during 1993. Cash dividends on FTX common stock were lower, reflecting the distribution of FCX common shares in lieu of quarterly cash dividends (Note 1).

     Through 1995, PT-FI's capital expenditures are expected to exceed cash flow from its operations. Upon completion of the 115,000 MTPD expansion during the second half of 1995, PT-FI's annual production is expected to be approximately 1.1 billion pounds of copper and 1.5 million ounces of gold. Subsequently, capital expenditures will be determined by the results of exploration activities and ongoing capital maintenance programs. Remaining capital expenditures in 1994 and 1995 for the expansion to 115,000 MTPD, the initial phase of the Enhanced Infrastructure Project (EIP), and ongoing capital maintenance expenditures are expected to range from $450 million to $550 million. These expenditures will be funded by operating cash flow, sales of existing and to-be-constructed infrastructure assets and other financing sources. These sources include, but are not limited to, the FTX/PT-FI/FRP credit facility (which had availability of $275.0 million at October 21, 1994) and public and private issuances of securities. PT-FI's long-lived, low-cost reserve base provides it potential access to a broad range of sources of capital.

     The full EIP (currently expected to involve an aggregate cost of up to $500 million to $600 million to be completed in stages) includes commercial, residential, educational, retail, medical, recreational, environmental and other infrastructure facilities to be constructed during the next 20 years for PT-FI operations. The EIP is helping to develop and promote the growth of local and other third-party activities and enterprises in Irian Jaya through the creation of certain necessary support facilities. The initial phase of the EIP is under construction and is scheduled for completion in 1996. Additional expenditures for EIP assets beyond the initial phase depend on the long-term growth of PT-FI's operations and would be expected to be funded by third-party financing sources, which may include debt, equity or asset sales. As discussed below, certain portions of the EIP and other existing infrastructure assets have been or are expected to be sold in the near future to provide additional funds for the expansion to 115,000 MTPD.

     PT-FI has a joint venture agreement with P.T. ALatieF Nusakarya Corporation (ALatieF), an Indonesian investor, which provides for the sale of certain portions of the to-be-constructed infrastructure assets and certain existing assets by PT-FI to a joint venture or ventures (the ALatieF Joint Venture) owned one-third by PT-FI and two-thirds by ALatieF for total consideration of $270 million. The first group of assets were sold to the ALatieF Joint Venture in December 1993 for $90 million and the second group of assets was sold in August 1994 for $77 million. Another sale of at least $40 million is scheduled for the fourth quarter of 1994 and the remainder in 1995. FCX has guaranteed the $180 million of debt required to finance the sales to the ALatieF Joint Venture (Note 5), which is reported as a consolidated entity.

     PT-FI has also entered into Letters of Intent to sell the following: (i) existing and to-be-constructed power generation and transmission assets and certain other power-related assets; (ii) certain aircraft, airport and related operations; and (iii) certain construction equipment, port facilities and related marine, logistics and related assets to other joint ventures. The sales to these joint ventures are expected to generate approximately $330 million (net of PT-FI equity contributions), including approximately $200 million in the fourth quarter of 1994 and the remainder in 1995. These Letters of Intent are not binding and are subject to the execution of definitive agreements, financing, and certain approvals from the Indonesian Government.

     RTM's principal operations currently consist of a copper smelter with an annual capacity of 150,000 metric tons of metal. In June 1994, RTM signed a turnkey contract to expand its smelter to 270,000 metric tons of metal per year by early 1996. The contract requires payments in both German deutsche marks and Spanish pesetas, however RTM has hedging arrangements that fix the cost of the expansion program at approximately $215 million. Project financing of $290 million, which is nonrecourse to FCX, has been arranged and is expected to be closed during the fourth quarter of 1994, which will also provide funds for refinancing RTM's gold and silver loans and a portion of its working capital loans. The financing arrangement requires an additional net equity contribution of $30 million, which will be made by FCX. RTM's future cash flow is dependent on a number of variables including fluctuations in the exchange rate between the United States dollar and the Spanish peseta, future prices and sales volumes of gold, the production rates at the smelter during the expansion program and during anticipated major maintenance turnarounds, and the supply/demand for smelter capacity and its impact on related treatment and refining charges. PT-FI has a long-term contract with RTM to provide the smelter with a significant portion of its copper concentrate requirements.

     FCX recently announced that PT-FI and RTM have taken the lead role in developing the proposed 150,000 to 200,000 metric tons of metal per year copper smelter in Gresik, Indonesia. It is contemplated that PT-FI would provide concentrate to the Gresik smelter. Management is currently reviewing possible alternatives for financing the construction cost. The smelter could be operational as early as 1998.

     In late June 1994, a hole was found in the top of a phosphogypsum storage area at the New Wales, Florida, facility of IMC-Agrico. After reviewing seismic testing performed by an independent consultant, IMC-Agrico submitted to the Florida Department of Environmental Protection a plan to plug the sinkhole and is currently awaiting final approval. The joint venture has accrued for costs to rectify this situation. While there is no evidence that indicates underground water contamination in areas away from the New Wales facility, this issue is being investigated by IMC-Agrico. If this were to be the case, the costs that would be required are uncertain and cannot be estimated at the present. If significant costs were incurred, which IMC-Agrico considers unlikely, a determination would be necessary with respect to the availability of insurance maintained by the joint venture and separately by FRP and with respect to the appropriate sharing of costs pursuant to the agreement between the joint venture partners as it relates to environmental matters.

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through December 31, 1996 (the Preference Period) before any distributions may be made to FTX. On October 21, 1994, FRP declared a distribution of 60 cents per publicly held unit ($30.3 million), payable November 15, 1994, bringing the total unpaid distribution to FTX to $335.0 million. Unpaid distributions due FTX will be recoverable from part of the excess of future quarterly FRP distributions over 60 cents per unit for all units. The October 1994 distributable cash included $33.7 million from IMC-Agrico. FRP's future distributions will be dependent on the distributions received from IMC-Agrico, which will primarily be determined by prices and sales volumes of its commodities and future cost reductions achieved by its combined operations, and the future cash flow of FRP's sulphur and oil operations.

     In October 1994, FRP announced that it has agreed in principle to acquire Fertiberia, S.L., the restructured nitrogen and phosphate fertilizer business of Ercros, S.A., a Spanish conglomerate. For the past year, FRP has managed this company with the goal of establishing Fertiberia as a financially viable concern. FRP now intends to acquire all of the capital stock of Fertiberia owned by Ercros and its affiliates, which is expected to be in excess of 90 percent of the total outstanding shares, in return for agreeing to make a capital contribution of $11.5 million upon closing and a further contingent payment of $10.0 million on January 1, 1998. The acquisition of Fertiberia, one of the largest fertilizer manufacturers in Europe, is conditioned upon satisfaction of a number of issues, including the removal of liens from its assets, insulation from past pension liabilities, and restructuring of Fertiberia's existing debt such that it will not represent a material burden on Fertiberia's future performance. As part of the agreement, financing has been arranged in the amount of $38.5 million to provide the company with needed financial flexibility and security as it emerges as an independent entity from the Ercros group of companies and their related past financial problems. This financing is nonrecourse to FRP with payment terms depending upon the financial performance of Fertiberia. The closing of the transaction is expected to occur by year end.

     In October 1994, FRP announced that it had entered into an agreement to acquire essentially all of the domestic assets of Pennzoil Company's sulphur division. Under the agreement, Pennzoil will receive quarterly installment payments from FRP over 20 years which are based on the prevailing price of sulphur from time to time. The installment payments may be terminated earlier either by FRP, through the exercise of a call option for $65.0 million, or by Pennzoil, through a put option providing for a $10.0 million payment to Pennzoil. Neither the call option nor the put option may be exercised within the first four years of the agreement. The transaction is subject to a number of conditions including required government approvals.

     FTX is primarily a holding company and its sources of cash flow are dividends and distributions from its ownership in FCX and FRP. In the past, including in 1993 and early 1994, the FTX Board of Directors has decided to borrow funds when the cash received from FCX, FRP, and asset sales was insufficient to pay dividends and cover FTX's other cash requirements for interest, general and administrative expenses, and oil and gas operations. During the second and third quarters of 1994, in lieu of paying a $.3125 quarterly cash dividend to its common stockholders, FTX distributed one share of FCX Class A common stock for each 80 FTX common shares to stockholders of record. Subsequent to the distribution of FCX shares to FTX stockholders under the proposed restructuring plan (Note 1), the FTX Board of Directors will determine a dividend policy.
                           ------------------------
The results of operations reported and summarized above are not necessarily indicative of future operating results.


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


Date:  October 27, 1994


                             FREEPORT-McMoRan INC.

                                 EXHIBIT INDEX

                                                                  Sequentially
                                                                    Numbered
Number                      Description                               Page
- ------                      -----------                           ------------


 11.1          Freeport-McMoRan Inc. and Consolidated
               Subsidiaries Computation of Net Income
               per Common and Common Equivalent Share

 27.1          Freeport-McMoRan Inc. and Consolidated
               Subsidiaries Financial Data Schedule