Form 10-K405
FREEPORT MCMORAN INC
filed 1995-03-24
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1994

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

Common Stock Par Value $1.00 per Share                New York Stock Exchange
10 7/8% Senior Subordinated Debentures due 2001       New York Stock Exchange
6.55% Convertible Subordinated Notes due 2001         New York Stock Exchange
Zero Coupon Convertible Subordinated Debentures       New York Stock Exchange
  due 2006

         Securities registered pursuant to Section 12(g) of the Act:

                                     None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,400,961,000 on March 10, 1995.

On March 10, 1995, there were issued and outstanding 136,516,816 shares of the common stock, par value $1.00 per share, of the registrant, not including treasury shares.


                      Documents Incorporated by Reference

Portions of each of the registrant's Annual Report to stockholders for the year ended December 31, 1994 (Parts I, II and IV), the registrant's Proxy Statement dated March 21, 1995, submitted to the registrant's stockholders in connection with its 1995 Annual Meeting to be held on May 2, 1995 (Part III) and the Annual Reports on Form 10-K of Freeport-McMoRan Copper & Gold Inc. and Freeport-McMoRan Resource Partners, Limited Partnership for the year ended December 31, 1994 (Part I).




                               TABLE OF CONTENTS
                                                                          Page

Part I............................................................          1
  Items 1 and 2.  Business and Properties.........................          1
     Introduction.................................................          1
     Metals ......................................................          2
     Agricultural Minerals........................................          3
     Oil and Natural Gas..........................................          4
     Research and Development.....................................          4
     Environmental Matters........................................          5
     Employees....................................................          6
  Item 3.  Legal Proceedings......................................          6
  Item 4.  Submission of Matters to a Vote of Security Holders....          6
  Executive Officers of the Registrant............................          6

Part II...........................................................          7
  Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters............................          7
  Item 6.  Selected Financial Data................................          7
  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..........          7
  Item 8.  Financial Statements and Supplementary Data............          7
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure....................          7

Part III..........................................................          8
  Items 10, 11, 12, and 13.  Directors and Executive Officers
            of the Registrant, Executive Compensation, Security
            Ownership of Certain Beneficial Owners and Management,
            and Certain Relationships and Related Transactions....          8

Part IV...........................................................          8
  Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K...........................................          8

Signatures........................................................          9

Index to Financial Statements.....................................        F-1

Report of Independent Public Accountants..........................        F-1

Exhibit Index.....................................................        E-1



                                    PART I

Items 1 and 2.  Business and Properties.
---------------------------------------


                                INTRODUCTION

       Freeport-McMoRan Inc. ("FTX" or the "Company"*), a Delaware corporation formed in 1981, is a leading and diversified natural resource company currently engaged in the exploration for and mining, production and/or processing of copper, gold, silver, sulphur, phosphate rock, phosphate-based fertilizers, uranium, oil and natural gas, and other natural resources. FTX engages in such activities primarily through the following entities: Freeport-McMoRan Copper & Gold Inc. ("FCX"), a Delaware Corporation in which FTX owned an approximate 68.9% interest as of March 10, 1995; Freeport-McMoRan Resource Partners, Limited Partnership ("FRP"), a Delaware limited partnership in which the Company owned an approximate 51.4% interest as of March 10, 1995; and Freeport-McMoRan Oil & Gas Company ("FMOG"), a division of FTX. The Company's reportable industry segments for 1994 are metals, including copper, gold and silver (FCX); agricultural minerals, including sulphur, phosphate fertilizers and phosphate rock (FRP); and oil and natural gas (FMOG and FRP). For information with respect to industry segments, including foreign operations, export sales and major customers, see Note 12 to the financial statements of FTX and its consolidated subsidiaries referred to on page F-1 hereof (the "FTX Financial Statements").

      In May 1994, FTX announced a plan to separate its two principal businesses, metals and agricultural minerals, into two independent financial and operating entities. To accomplish this plan, FTX will effect a pro rata distribution (the "Distribution") to its common stockholders of all of the Class B common stock of FCX which it owns at the time of the Distribution on a tax-free basis. As a result of the Distribution, FTX will no longer own any interest in FCX. The Distribution is contingent on a number of factors, including the recapitalization of FCX and FTX. In order for FTX to make the Distribution on a tax-free basis, the FCX stockholders recently approved certain changes to FCX's capital structure and the voting rights of its common stock and preferred stock. Prior to the Distribution, the voting rights of FCX stockholders will be amended so that holders of Class B common stock elect 80% of the FCX directors and holders of Class A common stock and holders of preferred stock elect the balance. The Distribution is expected to occur by June 30, 1995.

----------------

     *The term "Company", as used in this report, shall include FTX, its divisions, and its direct and indirect subsidiaries and affiliates, or any one or more of them, unless the context requires FTX only.

      In March 1995, FTX, FCX, The RTZ Corporation PLC ("RTZ") and RTZ America Inc. ("RTZ America") signed letters of intent to establish a strategic alliance. Pursuant to the proposed transactions, RTZ America will acquire from FTX approximately 21.5 million shares of FCX Class A common stock (approximately 10.4% of the outstanding common stock of FCX). RTZ America also will receive an option to acquire from FTX approximately 3.5 million shares of FCX Class A common stock. If this option is not exercised, FTX proposes to sell such FCX Class A common stock to other buyers.

      In connection with FTX's recapitalization, FTX intends to call its 6.55% Convertible Subordinated Notes, due 2001 (the "6.55% Notes"), for redemption for cash. The outstanding principal amount of the 6.55% Notes is approximately $373 million. FTX also intends to call its Zero Coupon Convertible Subordi-nated Debentures, due 2006 (the "ABC Debentures"), for redemption for cash.
The outstanding principal amount of the ABC Debentures is approximately $750 million, with a redemption cost of approximately $280 million.

      If requested by FTX, RTZ America will make a cash tender offer for certain of FTX's convertible debt, and convert any such debt to FTX common stock. If RTZ America acquires such convertible debt and exercises its option, after completion of the Distribution, RTZ America will own up to approximately 12% of the FTX common stock expected to be outstanding and over 18% of the
outstanding common stock of FCX.   However, as the total number of shares of
FCX will not change as a result of these transactions, RTZ America's acquisition of FCX common stock from FTX will not result in any dilution to
the current holders of FCX  Class A common stock.   The transactions with  RTZ
America will enable FTX to complete its recapitalization and the Distribution.

      In addition to RTZ America's acquisition of FCX stock, FCX, PT-FI (as defined below) and Eastern Mining (as defined below) will enter into joint venture arrangements with subsidiaries of RTZ pursuant to which RTZ's subsidiaries intend to invest up to $850 million on exploration and development projects on lands controlled by PT-FI and Eastern Mining. RTZ also will acquire 25% of the Spanish smelter operations of RTM (as defined below), and a 25% interest in RTM's Spanish mineral exploration program. All of the transactions with RTZ and RTZ America are subject to, among other things, certain regulatory approvals. The transactions are expected to be completed by June 30, 1995; however, there can be no assurance that the trans-actions with RTZ and RTZ America will be consummated or consummated in the manner described above.

      In May 1994, the FTX Board of Directors declared a special pro rata distribution of one share of McMoRan Oil & Gas Co. ("MOXY") common stock for ten shares of FTX common stock held by stockholders of record at the close of business on May 20, 1994. MOXY, a Delaware corporation, was organized for the purpose of carrying on substantially all of the oil and natural gas exploration activities previously conducted by FTX.


                                    METALS

      The Company's metals segment is conducted by FCX. The principal operating subsidiary of FCX is P.T. Freeport Indonesia Company ("PT-FI"), a limited liability company organized under the laws of Indonesia and domesticated in Delaware. PT-FI engages in the exploration for and development, mining, and processing of copper, gold and silver in Indonesia and in the marketing of concentrates containing such metals worldwide. FCX believes that PT-FI has one of the lowest cost copper producing operations in the world, taking into account customary credits for related gold and silver production. At March 10, 1995, FCX owned 81.28% of the outstanding common stock of PT-FI. Of the remaining 18.72% of the outstanding PT-FI common stock, 9.36% is owned by the Government of the Republic of Indonesia (the "Government") and 9.36% is owned by an Indonesian limited liability company, P.T. Indocopper Investama Corporation ("PT-II"), in which FCX owns a 49% interest. In 1993 FCX acquired the Spanish company Rio Tinto Minera, S.A. ("RTM") which is principally engaged in the smelting and refining of copper concentrates in Spain through wholly owned subsidiaries. RTM provides an additional market for a portion of PT-FI's copper concentrates. FCX's wholly owned subsidiary, Eastern Mining Company, Inc. ("EMI"), owns 80% of the outstanding common stock of P.T. Irja Eastern Minerals Corporation ("Eastern Mining"), an Indonesian limited liability company, which signed a Contract of Work with the Government in August 1994 covering approximately 2.5 million acres in Indonesia. PT-II owns 10% of the outstanding common stock of Eastern Mining, and P.T. Setdco Ganesha, an Indonesian limited liability company, owns the remaining 10% of the outstanding common stock.

      PT-FI's operations are located in the rugged highlands of the Sudirman Mountain Range in the province of Irian Jaya, Indonesia, located on the western half of the island of New Guinea. Over the last 26 years, PT-FI has met an extraordinary combination of engineering and construction challenges to develop its mining and milling complex and supporting infrastructure in one of the least explored areas in the world. PT-FI's largest mine, Grasberg, discovered in 1988, contains the largest single gold reserve and one of the three largest open-pit copper reserves of any mine in the world. In order to develop the Grasberg deposit, PT-FI undertook an expansion program in stages, initially from 20,000 metric tons of ore per day ("MTPD") to 57,000 MTPD. Expansion from 57,000 MTPD to 66,000 MTPD was completed in 1993 ahead of schedule and within budget. PT-FI is currently expanding its production capacity from 66,000 MTPD to 115,000 MTPD, which is expected to be completed during the second half of 1995 and to almost double annual production to approximately 1.1 billion pounds of copper and approximately 1.5 million ounces of gold from the 1993 levels of 658 million pounds of copper and 787 thousand ounces of gold, respectively.

      PT-FI's proved and probable ore reserves at December 31, 1994, were 28 billion recoverable pounds of copper, 39.6 million recoverable ounces of gold and 80.8 million recoverable ounces of silver. For further information concerning FCX's reserves of copper, gold and silver, and production, sales and average realized price information, see Note 13 to the FTX Financial Statements.

      For further information with respect to the business and properties of FCX, PT-FI, RTM, and Eastern Mining, reference is made to the discussion in the FCX Annual Report on Form 10-K for the year ended December 31, 1994, under the heading "Items 1 and 2. Business and Properties.", on pages 1 through 13, inclusive, incorporated herein by reference.


                          AGRICULTURAL MINERALS

      The Company's agricultural minerals segment is conducted through FRP and consists of the production, distribution and sale of phosphate fertilizers, the mining and sale of phosphate rock and the extraction of uranium oxide from phosphoric acid through its interest in IMC-Agrico Company, a Delaware General Partnership ("IMC-Agrico"); and the mining, purchase, transportation, terminaling and sale of sulphur.

      As the Administrative Managing General Partner of FRP, FTX exercises all management powers over the business and affairs of FRP. FTX also furnishes general executive, administrative, financial, accounting, legal, environmental, tax, research and development, sales and certain other services to FRP and is reimbursed by FRP for all direct and indirect costs in connection therewith. As of March 10, 1995, FTX owned general and limited partnership interests that constituted an approximate 51.4% interest in FRP, with the remaining interest being publicly owned and traded on the New York Stock Exchange. The public unitholders are entitled, through the cash distribution for the fourth quarter of 1996, to receive minimum quarterly distributions prior to any distribution on the partnership units held by FTX and FMRP Inc., a Managing General Partner and Special General Partner. For further information with respect to FRP's distributions, reference is made to
Note 2 to the FTX Financial Statements.

      In July 1993, FRP and IMC Fertilizer, Inc., now IMC Global Inc. ("IGL"), contributed their respective phosphate fertilizer businesses, including the mining and sale of phosphate rock and the production, distribution and sale of phosphate chemicals, uranium oxide and related products, to IMC-Agrico. At the time, FRP and IGL were among the largest integrated phosphate fertilizer producers in the world and both were among the lowest cost producers. As a result of the formation of IMC-Agrico, FRP expects that it and IGL together will be able to achieve beginning in the 1995/1996 fertilizer year approximately $135 million per year of savings in aggregate production costs and selling, general and administrative expenses. FRP estimates that it and IGL actually realized $90 million of savings in the 1993/1994 fertilizer year.

      In January 1995, FRP acquired essentially all of the domestic assets of Pennzoil Sulphur Co. ("Pennzoil"), a division of Pennzoil Company, including the Culberson mine in Texas, sulphur terminals and loading facilities in Galveston, Texas and Tampa, Florida, land and marine transportation equipment and associated commercial contracts and obligations. Pennzoil will receive quarterly payments from FRP over 20 years based on the prevailing price of sulphur.

      FRP has completed development of the Main Pass sulphur and oil reserves which it discovered in 1988 and in which it has a 58.3% interest. Sulphur production at minimal levels began during the second quarter of 1992. In 1994 sulphur production averaged 6,200 long tons per day, exceeding design production capacity of 5,500 long tons per day. For further information with respect to FRP's reserves of sulphur and phosphate rock and sales information, see Note 13 to the FTX Financial Statements.

      For further information with respect to the businesses and properties of FRP, reference is made to the discussion in the FRP Annual Report on Form 10-K for the year ended December 31, 1994, under the heading "Items 1 and 2. Business and Properties.", on pages 1 through 11, inclusive, incorporated herein by reference.


                            OIL AND NATURAL GAS

      The only significant FTX oil and gas* interest is held by FRP, which is engaged in the development and production of oil reserves at Main Pass associated with the same caprock reservoir as the sulphur reserves. The Main Pass oil property consists of 1,125 gross acres (656 acres net to FRP). FRP estimates remaining proved recoverable oil reserves at Main Pass as of December 31, 1994 to be 15.5 million barrels (7.3 million barrels net to FRP). The development and production of these reserves are being conducted by FMOG on behalf of FRP, as operator of the joint venture, pursuant to a management services agreement. Oil production commenced in the fourth quarter of 1991 and averaged approximately 14,400 barrels per day during 1994. For further information with respect to Main Pass and FTX's interest in FRP, see the heading "Agricultural Minerals" above.

      For information relating to estimates of the Company's net interests in proved oil reserves, sales and average realized price, see Note 13 to the FTX Financial Statements. No favorable or adverse event or major discovery has occurred since December 31, 1994, that the Company believes would cause a significant change in estimated proved reserves.


                       RESEARCH AND DEVELOPMENT

      In 1993, FTX contracted with Crescent Technology, Inc. ("Crescent"), to furnish engineering consulting, research and development, environmental and safety services to the Company. Crescent owns and operates laboratory and pilot plant facilities at Belle Chasse, Louisiana, where mineral analyses, metallurgical work and other research and testing are conducted, and continues to conduct, which contribute to the Company's commercial operations.

------------------

     *As used hereinafter, "oil" refers to crude oil, condensate and natural gas liquids, and "gas" refers to natural gas.


Additionally, Crescent maintains engineering consulting and mine development groups in New Orleans, Louisiana, which provide engineering consulting, environmental services and design and construction supervision activities required to implement new ventures and apply improvements to existing operations.

                          ENVIRONMENTAL MATTERS

      The Company has a history of commitment to environmental responsibility. Since the 1940s, long before the general public recognized the importance of maintaining environmental quality, the Company has conducted, and continues to conduct, preoperational, bioassay, marine ecological and other environmental surveys to ensure the environmental compatibility of its operations. The Company's Environmental Policy commits its operations to full compliance with applicable laws and regulations, and prescribes the use of periodic environmental audits of all facilities to evaluate compliance status and to communicate that information to management. FTX has contracted with Crescent to develop and implement corporatewide environmental programs and to study and implement methods to reduce discharges and emissions.

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

      Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls. On analyzing its operations in relation to current and anticipated environmental requirements, the Company does not expect that these investments will have a significant impact on its future operations or financial condition. For further information with respect to environmental matters, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 20 and 23 through 26 of FTX's 1994 Annual Report to Stockholders, which is incorporated herein by reference.


                                  EMPLOYEES

      As of December 31, 1994, the Company had a total of 7,913 employees, compared with 7,658 employees at year-end 1993. PT-FI had a total of 6,074 employees as of December 31, 1994, of which approximately 94% were Indonesian. Approximately 40% of PT-FI's Indonesian employees are members of the All Indonesia Workers' Union, which operates under governmental supervision, with which a labor agreement covering PT-FI's hourly-paid Indonesian employees runs until September 30, 1995. There were no work stoppages in 1994, and relations with the union have generally been good. Approximately 95% of RTM's 1,250 employees are covered by union contracts. RTM experienced limited work stoppages in 1994, but relations with these unions have generally been good. The management of the Company believes that it has good relations with all other personnel employed in its domestic and international operations.


Item 3.  Legal Proceedings.
--------------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

      Not applicable.


Executive Officers of the Registrant.
------------------------------------

      Listed below are the names and ages, as of March 15, 1995, of the present executive officers of FTX together with the principal positions and offices with FTX held by each. All officers of FTX serve at the pleasure of the Board of Directors of FTX.

       Name             Age                   Position or Office
       ----             ---                   ------------------

James R. Moffett         56               Chairman of the Board and
                                            Chief Executive Officer
Rene L. Latiolais        52               President and Chief Operating
                                            Officer
George A. Mealey         61               Executive Vice President
John G. Amato            51               General Counsel
Richard C. Adkerson      48               Senior Vice President
Richard H. Block         44               Senior Vice President
Thomas J. Egan           50               Senior Vice President
Charles W. Goodyear      37               Senior Vice President
W. Russell King          45               Senior Vice President

      The individuals listed above have served the Company in various executive capacities for at least the last five years.


                                  PART   II


Item  5.   Market  for  Registrant's  Common  Equity and  Related Stockholder
-----------------------------------------------------------------------------
           Matters.
           -------

      The information set forth under the captions "Common Shares" and "Common Share Dividends", on the inside back cover of FTX's 1994 Annual Report to stockholders, is incorporated herein by reference. As of March 10, 1995, there were 24,705 record holders of FTX's common stock.


Item 6.  Selected Financial Data.
--------------------------------

      The information set forth under the caption "Selected Financial Data" on page 22 of FTX's 1994 Annual Report to stockholders, is incorporated herein by reference.

      FTX's ratio of earnings to fixed charges for each of the years 1990 through 1994, inclusive, was 5.6x, 1.6x, 2.5x, a shortfall of $241.8 million and 2x, respectively. For this calculation, earnings are income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges are interest, that portion of rent deemed represent-ative of interest and the preferred stock dividend requirements of majority-owned subsidiaries.


Item  7.    Management's  Discussion  and  Analysis  of Financial Condition
---------------------------------------------------------------------------
            and Results of Operations.
            -------------------------

      The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", on pages 13 through 20 and 23 through 26 of FTX's 1994 Annual Report to stockholders, is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

      The financial statements of FTX and its consolidated subsidiaries, the notes thereto and the report thereon of Arthur Andersen LLP, appearing on pages 27 through 49, inclusive, and the report of management on page 21, of FTX's 1994 Annual Report to stockholders, are incorporated herein by reference.


Item 9.    Changes  in  and  Disagreements  with  Accountants  on Accounting
----------------------------------------------------------------------------
           and Financial  Disclosure.
           -------------------------

      Not applicable.


                             PART III

Items 10,  11, 12, and 13.   Directors and Executive  Officers of the
---------------------------------------------------------------------
            Registrant, Executive  Compensation,  Security   Ownership
            ----------------------------------------------------------
            of Certain Beneficial Owners and Management, and   Certain
            ----------------------------------------------------------
            Relationships    and   Related Transactions.
            -------------------------------------------

      The information set forth under the caption "Election of Directors," beginning on page 4 of the Proxy Statement dated March 21, 1995, submitted to the stockholders of FTX in connection with its 1995 Annual Meeting to be held on May 2, 1995, is incorporated herein by reference.



                                   PART IV

Item 14.  Exhibits, Financial  Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

      (a)(1), (a)(2), and (d). Financial Statements. See Index to Financial Statements appearing on page F-1 hereof.

      (a)(3) and  (c).   Exhibits.   See Exhibit Index  beginning on  page E-1
hereof.

      (b).  Reports on  Form 8-K.   No reports on Form  8-K were filed  by the
registrant during the fourth quarter of 1994.


                                 SIGNATURES
                                 ----------


      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1995.


                                          FREEPORT-McMoRan INC.




                                          By: /s/ James R. Moffett
                                              -------------------------
                                                  James R. Moffett
                                                  Chairman of the Board



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1995.




/s/ James R. Moffett                Chairman of the Board, Chief
--------------------                Executive Officer and Director
James R. Moffett                    (Principal Executive Officer)


Richard C. Adkerson*                Senior Vice President and Chief
                                    Financial Officer
                                    (Principal Financial Officer)

John T. Eads*                       Controller-Financial Reporting
                                    (Principal Accounting Officer)

Robert W. Bruce III*                Director

Thomas B. Coleman*                  Director

William H. Cunningham*              Director

Robert A. Day*                      Director

William B. Harrison, Jr.*           Director

Henry A. Kissinger*                 Director

Bobby Lee Lackey*                   Director

Rene L. Latiolais*                  Director

Gabrielle K. McDonald*              Director

George Putnam*                      Director

B. M. Rankin, Jr.*                  Director

Benno C. Schmidt*                   Director

J. Taylor Wharton*                  Director

Ward W. Woods, Jr.*                 Director



            *By: /s/ James R. Moffett
                 --------------------
                     James R. Moffett
                     Attorney-in-Fact



                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



      The financial statements of FTX and its consolidated subsidiaries, the notes thereto, and the report thereon of Arthur Andersen LLP, appearing on pages 27 through 49, inclusive, of FTX's 1994 Annual Report to stockholders are incorporated by reference.

      The financial statement schedules listed below should be read in conjunction with such financial statements contained in FTX's 1994 Annual Report to stockholders.
                                                                          Page
                                                                          ----
            Report of Independent Public Accountants . . . . . . . . . .   F-1
            III-Condensed Financial Information of Registrant  . . . . .   F-2
            VIII-Valuation and Qualifing Accounts. . . . . . . . . . . .   F-6

      Schedules other than those listed above have been omitted, since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

                                 *  *  *  *


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 included in Freeport-McMoRan Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The schedules for the years ended December 31, 1994, 1993 and 1992 have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                          Arthur Andersen LLP



New Orleans, Louisiana,
  January 24, 1995





              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS

                                                            December 31,
                                                      ------------------------
                                                         1994           1993
                                                       --------       --------
ASSETS                                                     (In Thousands)
Current assets:
Accounts receivable                                    $ 17,503       $ 15,357
Prepaid expenses and other                                5,833         10,527
                                                       --------       --------
  Total current assets                                   23,336         25,884
Property, plant and equipment - net                      93,517        152,171
Investment in FCX                                       287,665        267,853
Investment in FRP                                       229,588        252,341
Investment in other subsidiaries                         18,359         17,800
Long-term note due from FCX                                 800         12,270
Long-term note due from FRP                                -           100,900
Long-term receivables and other assets                   77,434        114,101
                                                       --------       --------
Total assets                                           $730,699       $943,320
                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities               $105,860       $100,579
Long-term debt                                          753,433        695,624
Other liabilities and deferred credits                  101,873        113,749
Deferred gain on sale of subsidiary interests              -            32,719
Stockholders' equity                                   (230,467)           649
                                                       --------       --------
Total liabilities and stockholders' equity             $730,699       $943,320
                                                       ========       ========

The footnotes contained in FTX's 1994 Annual Report to stockholders are an integral part of these statements.




              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           STATEMENTS OF OPERATIONS

                                                 Years Ended December 31,
                                              -------------------------------
                                                1994       1993        1992
                                              --------  ---------    --------
                                                      (In Thousands)
Revenues                                      $    749  $   6,852    $ 49,773
Cost of sales:
Production and delivery                          3,137      9,960      11,905
Depreciation and amortization                    5,268     19,347      34,850
                                              --------  ---------    --------
  Total cost of sales                            8,405     29,307      46,755
Exploration expenses                             3,738     22,067      17,407
Provision for restructuring charges               -        12,403        -
Gain on valuation and sale of assets, net         -       (50,688)       -
General and administrative expenses             12,664     19,785      27,229
                                              --------  ---------    --------
  Total costs and expenses                      24,807     32,874      91,391
                                              --------  ---------    --------
Operating loss                                 (24,058)   (26,022)    (41,618)
Interest expense, net                          (60,402)   (58,189)    (41,909)
Equity in earnings (loss) of subsidiaries       64,973    (96,931)    106,997
Gain on sale of FCX shares                        -          -        100,934
Gain on conversion/distribution of FCX
  securities                                   114,750     44,116      33,753
Other income, net                                2,173      4,779       1,525
                                              --------  ---------    --------
Income (loss) before income taxes               97,436   (132,247)    159,682
Credit (provision) for income taxes            (24,853)    49,129      28,129
                                              --------  ---------    --------
Income (loss) before extraordinary item
  and changes in accounting principle           72,583    (83,118)    187,811
Extraordinary loss on early
  extinguishment of debt, net                    9,108       -           -
Cumulative effect of changes in
  accounting principle:
  FTX                                             -        (5,632)       -
  Equity subsidiaries                             -       (15,085)       -
                                              --------  ---------    --------
Net income (loss)                               63,475   (103,835)    187,811
Preferred dividends                            (22,032)   (22,368)    (18,677)
                                              --------  ---------    --------
Net income (loss) applicable to common
  stock                                       $ 41,443  $(126,203)   $169,134
                                              ========  =========    ========

The footnotes contained in FTX's 1994 Annual Report to stockholders are an integral part of these statements.




              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOW

                                                  Years Ended December 31,
                                               ------------------------------
                                                  1994      1993       1992
                                               --------  ---------  ---------
Cash flow from operating activities:                   (In Thousands)
Net income (loss)                              $ 63,475  $(103,835) $ 187,811
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Extraordinary loss on early extinguishment
    of debt                                       9,108       -          -
  Cumulative effect of changes in accounting
    principle                                      -        20,717       -
  Depreciation and amortization                   9,073     26,180     42,567
  Other noncash charges to income, including
    net reimbursements from subsidiaries           -        27,623        -
  Oil and gas exploration expenses                5,231     26,710     16,704
  Recognition of unearned revenues in income       -         5,928    (10,977)
  Amortization of debt discount and financing
    costs                                        31,113     28,771     33,909
  Equity in (earnings) losses of subsidiaries   (64,973)    96,931   (106,997)
  Cash distributions from subsidiaries           92,000     85,853    127,124
  Gain on sale of FCX Class A shares               -          -      (100,934)
  Gain on conversion/distribution of FCX
    securities                                 (114,750)   (44,116)   (33,753)
  Gain on valuation and sale of assets, net        -       (50,688)      -
  Deferred income taxes                          18,558    (54,731)       925
  (Increase) decrease in working capital, net of
    effect of acquisitions and dispositions:
    Accounts receivable                          (2,146)    28,516    (12,632)
    Prepaid expenses and other                    4,694       (719)    (8,843)
    Accounts payable and accrued liabilities     22,389    (30,565)   (15,092)
  Payment to Freeport-McMoRan Royalty Trust      (2,854)    (2,296)      -
  Other                                         (15,392)       924      2,364
                                               --------  ---------  ---------
Net cash provided by operating activities        55,526     61,203    122,176
                                               --------  ---------  ---------
Cash flow from investing activities:
Capital expenditures                            (32,958)   (57,165)   (96,708)
Contributions to subsidiaries                      -          -       (30,119)
Sale of assets                                   65,596     99,983       -
                                               --------  ---------  ---------
Net cash provided by (used in) investing
  activities                                   $ 32,638  $  42,818  $(126,827)
                                               --------  ---------  ---------



              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOW

                                                  Years Ended December 31,
                                               ------------------------------
                                                  1994      1993       1992
                                               --------- ---------  ---------
                                                       (In Thousands)
Cash flow from financing activities:
Proceeds from sale of Convertible
  Exchangeable Preferred Stock                 $   -     $    -     $ 245,700
Purchase of:
  FTX common shares                             (67,747)   (22,229)  (108,591)
  FCX Class A common shares                     (47,596)   (16,482)      -
  10 7/8% Senior Debentures                    (142,919)      -          -
Distribution of FMPO and MOXY shares            (35,441)      -       (28,019)
Borrowings of debt - net                        155,000      3,943    330,821
(Increase) decrease in long-term note due
  from FCX                                       11,470    (12,270)      -
(Increase) decrease in long-term note due
  from FRP                                      100,900    138,450   (239,350)
Cash dividends paid:
  Common stock                                  (44,467)  (175,890)  (179,677)
  Preferred stock                               (22,110)   (22,384)   (16,882)
Other                                             4,746      1,858       -
                                               --------  ---------  ---------
Net cash provided by (used in) financing
  activities                                    (88,164)  (105,004)     4,002
                                               --------  ---------  ---------
Net decrease in cash and short-term
  investments                                      -          (983)      (649)
Cash and short-term investments
  at beginning of year                             -           983      1,632
                                               --------  ---------  ---------
Cash and short-term investments
  at end of year                               $   -     $    -     $     983
                                               ========  =========  =========

The footnotes contained in FTX's 1994 Annual Report to stockholders are an integral part of these statements.



              FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
             for the years ended December 31, 1994, 1993 and 1992

       Col. A          Col. B           Col. C             Col. D     Col. E
-----------------   ------------ ----------------------- ---------  ----------
                                       Additions
                                 -----------------------
                     Balance at   Charged to  Charged to            Balance at
                    Beginning of  Costs and     Other    Other-Add     End
  Description         Period        Expenses   Accounts  (Deduct)   of Period
-----------------   ------------  ----------- ---------- ---------  ----------
                                 (In Thousands)
Reserves and allowances
 deducted from asset
 accounts:

Reclamation and mine
  shutdown reserves:
  1994:
    Sulphur            $ 57,287       $ 1,041     $ -    $ (3,223)   $ 55,105
    Fertilizer           38,437         2,310       -      (3,064)     37,683
    RTM                  10,270         2,655       -        -         12,925
    Oil & Gas            14,963         3,799       -       1,227      19,989
                       --------       -------     -----  --------    --------
                       $120,957       $ 9,805     $ -    $ (5,060)a  $125,702
                       ========       =======     =====  ========    ========

  1993:
    Sulphur            $ 35,200       $27,562     $ -    $ (5,475)   $ 57,287
    Fertilizer           18,543         5,365       -      14,529 b    38,437
    RTM                    -             -          -      10,270 c    10,270
    Oil & Gas             8,617         7,995       -      (1,649)     14,963
                       --------       -------     -----  --------    --------
                       $ 62,360       $40,922     $ -    $ 17,675 d  $120,957
                       ========       =======     =====  ========    ========
  1992:
    Sulphur            $ 29,715       $ 4,335     $ -    $  1,150    $ 35,200
    Fertilizer           21,772         7,123       -     (10,352)     18,543
    Oil & Gas            10,196         4,598       -      (6,177)      8,617
                       --------       -------     -----  --------    --------
                       $ 61,683       $16,056     $ -    $(15,379)e  $ 62,360
                       ========       =======     =====  ========    ========

a. Includes expenditures of $9.7 million, net of a $4.6 million decrease in short-term payables.

b. Includes $19.7 million which represents FRP's proportionate share of IMC-Agrico liabilities (see Note 2 to the Financial Statements) in excess of the FRP contributed amounts.

c. Reflects the reserve associated with the acquisition of RTM, as further discussed in Note 2 to the Financial Statements.

d. Includes expenditures of $14 million, net of a $1.7 million decrease in short-term payables and the items discussed in Notes b and c.

e. Includes expenditures of $21.8 million and $5.6 million transferred to FMPO (as further discussed in Note 8 to the Financial Statements), net of a $12 million decrease in short-term payables.



                          Freeport-McMoRan Inc.
                          Exhibit Index
                          -------------
                                                            Sequentially
Exhibit                                                       Numbered
Number                                                          Page
------                                                          ----

    3.1 Composite copy of Certificate of Incorporation of FTX, as amended. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of FTX for the quarter ended June 30, 1992 (the "FTX 1992 Second Quarter Form 10-Q").

    3.2 By-Laws of FTX, as amended. Incorporated by reference to Exhibit 3.2 to the FTX
                  1992 Second Quarter Form 10-Q.

    4.1           Certificate of Designations of the $4.375
                  Convertible Exchangeable Preferred Stock of FTX. Incorporated by reference to
                  Exhibit 4.1 to the Current Report on Form
                  8-K of FTX dated March 23, 1992.

    4.2 Indenture dated as of May 15, 1986 between FTX and Manufacturers Hanover Trust Company ("Manufacturers"), Trustee, relating to $150,000,000 principal amount of 10-7/8% Senior Subordinated Debentures due 2001 of FTX. Incorporated by reference to Exhibit 19.1 to the Quarterly Report on Form 10-Q of FTX for the quarter ended September 30, 1986.

    4.3 Subordinated Indenture dated as of November 9, 1990 between FTX and Chemical Bank, Trustee, relating to subordinated indebtedness of FTX. Incorporated by reference to Exhibit 28.2 to the Current Report on Form 8-K of FTX dated February 7, 1991 (the "FTX February 7, 1991 Form 8-K").

    4.4           Supplemental Indenture No. 1 dated as of
                  February 5, 1991 between FTX and Chemical
                  Bank, Trustee, relating to $373,000,000
                  principal amount of 6.55% Convertible
                  Subordinated Notes due 2001 of FTX.
                  Incorporated by reference to Exhibit 28.3 to the FTX February 7, 1991 Form 8-K.

    4.5 Supplemental Indenture No. 2 dated as of August 5, 1991 between FTX and Chemical Bank, Trustee, relating to $750,000,000 face amount of Zero Coupon Convertible Subordinated Debentures due 2006 of FTX. Incorporated by reference to Exhibit (4-a) to the Current Report on Form 8-K of FTX dated August 9, 1991.

    4.6 Credit Agreement dated as of June 1, 1993 (the "FTX/FRP Credit Agreement") among FTX, FRP, the several banks which are parties thereto (the "FTX/FRP Banks") and Chemical Bank, as Agent (the "FTX/FRP Bank Agent"). Incorporated by reference to
                  Exhibit 4.8 to the Annual Report on Form
                  10-K of FRP for the fiscal year ended
                  December 31, 1993 (the "FRP 1993 Form 10-
                  K").

    4.7           First Amendment dated as of February 2,
                  1994 to the FTX/FRP Credit Agreement among
                  FTX, FRP, the FTX/FRP Banks and the
                  FTX/FRP Bank Agent. Incorporated by
                  reference to Exhibit 4.9 to the FRP 1993
                  Form 10-K.

    4.8 Second Amendment dated as of March 1, 1994 to the FTX/FRP Credit Agreement among FTX, FRP, the FTX/FRP Banks and the FTX/FRP Bank Agent. Incorporated by reference to
                  Exhibit 4.10 to the FRP 1993 Form 10-K.

    4.9           Third Consent and Waiver dated as of
                  October 18, 1994 to the FTX/FRP Credit
                  Agreement among FTX, FRP, the FTX/FRP
                  Banks and the FTX/FRP Bank Agent.
                  Incorporated by reference to Exhibit 4.11 to the Annual Report on From 10-K of FRP for the fiscal year ended December 31, 1994 (the "FRP 1994 Form 10-K").

    4.10          Fourth Amendment, Consent and Limited
                  Waiver dated as of November 23, 1994 to
                  the FTX/FRP Credit Agreement among FTX,
                  FRP, the FTX/FRP Banks and the FTX/FRP
                  Bank Agent. Incorporated by reference to
                  Exhibit 4.12 to the FRP 1994 Form 10-K.

    4.11 Amended and Restated Agreement of Limited Partnership of FRP dated as of May 29, 1987 (the "FRP Partnership Agreement") among FTX, Freeport Phosphate Rock Company and Geysers Geothermal Company, as general partners, and Freeport Minerals Company ("FMC"), as general partner and attorney-in-fact for the limited partners, of FRP. Incorporated by reference to Exhibit B to the Prospectus dated May 29, 1987 included in FRP's Registration Statement on Form S-1, as amended, as filed with the Commission on May 29, 1987 (Registration No. 33-13513).

    4.12 Amendment to the FRP Partnership Agreement dated as of December 16, 1988 effected by FMC, as Administrative Managing General Partner, and FTX, as General Partner, of FRP. Incorporated by reference to Exhibit
                  3.2 to the FRP 1994 From 10-K.

    4.13 Amendment to the FRP Partnership Agreement dated as of March 29, 1990 effected by FMC, as Administrative Managing General Partner, and FTX, as Managing General Partner, of FRP. Incorporated by reference to Exhibit 19.2 to the Quarterly Report on Form 10-Q of FRP for the quarter ended March 31, 1990 (the "FRP 1990 First Quarter Form 10-Q").

    4.14 Amendment to the FRP Partnership Agreement dated as of April 6, 1990 effected by FTX, as Administrative Managing General Partner of FRP. Incorporated by reference to
                  Exhibit 19.3 to the FRP 1990 First Quarter
                  Form 10-Q.

    4.15 Amendment to the FRP Partnership Agreement dated as of January 27, 1992 between FTX, as Administrative Managing General Partner, and FMRP Inc., as Managing General Partner of FRP. Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1991 (the "FRP 1991 Form 10-K").

    4.16 Amendment to the FRP Partnership Agreement dated as of October 14, 1992 between FTX, as Administrative Managing General Partner, and FMRP Inc., as Managing General Partner of FRP. Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1992 (the "FRP 1992 Form 10-K").

    4.17 Deposit Agreement dated as of June 27, 1986 (the "Deposit Agreement") among FRP, The Chase Manhattan Bank, N.A. ("Chase") and Freeport Minerals Company, as attorney-in-fact of those limited partners and assignees holding depositary receipts for units of limited partnership interests in FRP ("Depositary Receipts"). Incorporated by reference to Exhibit 28.4 to the Current Report on Form 8-K of FTX dated July 11, 1986.

    4.18 Resignation dated December 26, 1991 of Chase as Depositary under the Deposit Agreement and appointment dated December 27, 1991 of Mellon Bank, N.A. ("Mellon") as successor Depositary, effective January 1, 1992. Incorporated by reference to
                  Exhibit 4.5 to the FRP 1991 Form 10-K.

    4.19          Service Agreement dated as of January 1,
                  1992 between FRP and Mellon pursuant to
                  which Mellon will serve as Depositary
                  under the Deposit Agreement and Custodian under the Custodial Agreement.
                  Incorporated by reference to Exhibit 4.6 to the FRP 1991 Form 10-K.

    4.20 Amendment to the Deposit Agreement dated as of November 18, 1992 between FRP and Mellon. Incorporated by reference to
                  Exhibit 4.4 to the FRP 1992 Form 10-K.

    4.21 Form of Depositary Receipt. Incorporated by reference to Exhibit 4.5 to the FRP
                  1992 Form 10-K.

    4.22          Custodial Agreement regarding the FRP
                  Depositary Unit Reinvestment Plan among
                  FTX, FRP and Chase, effective as of April
                  1, 1987 (the "Custodial Agreement").
                  Incorporated by reference to Exhibit 19.1 to the Quarterly Report on Form 10-Q of FRP for the quarter ended June 30, 1987.

    4.23          FRP Depositary Unit Reinvestment Plan.
                  Incorporated by reference to Exhibit 4.4 to the FRP 1991 Form 10-K.

    4.24          Composite copy of the Certificate of
                  Incorporation of FCX.  Incorporated by
                  reference to Exhibit 3.1 to the Annual
                  Report on Form 10-K of FCX for the fiscal year ended December 31, 1994 (the "FCX
                  1994 Form 10-K").

    4.25 Credit Agreement dated as of June 1, 1993 (the "PT-FI Credit Agreement") among PT-FI, the several banks which are parties thereto (the "PT-FI Banks"), Morgan Guaranty Trust Company of New York ("Morgan"), as PT-FI Trustee (the "PT-FI Trustee"), and Chemical Bank, as Agent (the "PT-FI Bank Agent"). Incorporated by reference to Exhibit 4.10 to the FCX 1993 Form 10-K.

    4.26 First Amendment dated as of February 2, 1994 to the PT-FI Credit Agreement among PT-FI, the PT-FI Banks, the PT-FI Trustee and the PT-FI Bank Agent. Incorporated by reference to Exhibit 4.11 to the FCX 1993 Form 10-K.

    4.27 Second Amendment dated as of March 1, 1994 to the PT-FI Credit Agreement among PT-FI, the PT-FI Trustee and the PT-FI Bank Agent. Incorporated by reference to
                  Exhibit 4.12 to the FCX 1993 Form 10-K.

    4.28          Third Consent and Waiver dated as of
                  October 18, 1994 to the PT-FI Credit
                  Agreement among PT-FI, the PT-FI Banks,
                  the PT-FI Trustee and the PT-FI Bank
                  Agent.  Incorporated by reference to
                  Exhibit 4.19 to the Annual Report on Form
                  10-K of FCX for the fiscal year ended
                  December 31, 1994 (the "FCX 1994 Form 10-
                  K").

    4.29 Fourth Amendment, Consent and Limited Waiver dated as of November 23, 1994 to the PT-FI Credit Agreement among PT-FI, the PT-FI Banks, the PT-FI Trustee and the PT-FI Bank Agent. Incorporated by reference to Exhibit 4.20 to the FCX 1994 Form 10-K.

    4.30          Term Loan and Working Capital Agreement
                  dated as of November 4, 1994 (the "RTML
                  Term Loan") among Rio Tinto Metal, S.A.
                  ("RTML"), the Lenders and Barclays Bank
                  PLC as Agent (the "Agent"). Incorporated by reference to Exhibit 4.21 to the FCX
                  1994 Form 10-K.

    4.31          Amendment No. 1 dated as of March 7,
                  1995 to the RTML Term Loan among RTML, the
                  Lenders and the Agent.  Incorporated by
                  reference to Exhibit 4.22 to the FCX 1994
                  Form 10-K.

    4.32          Automatic Stock Purchase Plan of FTX.
                  Incorporated by reference to Exhibit 4.28 to the Annual Report on Form 10-K of FTX for the fiscal year ended December 31, 1992 (the "FTX 1992 Form 10-K").

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

    10.3 First Amended and Restated Articles of General Partnership of Freeport-McMoRan Oil and Gas Royalty Partnership dated as of September 30, 1983 between McMoRan Offshore Management Co. and First City, as Trustee. Incorporated by reference to
                  Exhibit 2.4 to the FTX 1983 Third Quarter
                  Form 10-Q.

    10.4 Contract of Work dated December 30, 1991 between The Government of the Republic of Indonesia and PT-FI. Incorporated by reference to Exhibit 10.20 to the Annual
                  Report on Form 10-K of FCX for the fiscal year ended December 31, 1991.

    10.5 Contribution Agreement dated as of April 5, 1993 between FRP and IMC (the "FRP-IMC Contribution Agreement"). Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of FRP dated July 15, 1993 (the "FRP July 15, 1993 Form 8-K").

    10.6 First Amendment dated as of July 1, 1993 to the FRP-IMC Contribution Agreement.
                  Incorporated by reference to Exhibit 2.2 to the FRP July 15, 1993 Form 8-K.

    10.7 Amended and Restated Partnership Agreement dated as of July 1, 1993 among IMC-Agrico GP Company, Agrico, Limited Partnership and IMC-Agrico MP Inc. Incorporated by reference to Exhibit 2.3 to the FRP July 15, 1993 Form 8-K.

    10.8 Parent Agreement dated as of July 1, 1993 among IMC, FRP, FTX and IMC-Agrico.
                  Incorporated by reference to Exhibit 2.4 to the FRP July 15, 1993 Form 8-K.

    10.9          Asset Purchase Agreement dated as of
                  October 22, 1994 between FRP and Pennzoil
                  Company (the "Asset Purchase Agreement").
                  Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of FRP dated January 18, 1995 (the "FRP January
                  18, 1995 8-K").

    10.10         Amendment No. 1 dated as of January 3,
                  1995 to the Asset Purchase Agreement.
                  Incorporated by reference to Exhibit 2.2
                  to the FRP January 18, 1995 8-K.
                  Executive Compensation Plans and
                  Arrangements (Exhibits 10.11 through
                  10.42)

    10.11 FTX Employee Retirement Plan as of January 1, 1986. Incorporated by reference to
                  Exhibit 10.11 to the Annual Report on Form
                  10-K of Freeport-McMoRan Energy Partners,
                  Ltd. ("FMP") for the fiscal year ended
                  December 31, 1986.

    10.12         Amendment No. 1 dated as of January 14,
                  1987 to the FTX Employee Retirement Plan.
                  Incorporated by reference to Exhibit 10.10 to the FTX 1987 Form 10-K.

    10.13 Amendment No. 2 dated as of May 31, 1987 to the FTX Employee Retirement Plan.
                  Incorporated by reference to Exhibit 10.11 to the FTX 1987 Form 10-K.

    10.14 Amendments to the FTX Employee Retirement Plan dated August 31, 1988, March 21, 1989 and December 29, 1989. Incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K of FMP for the fiscal year ended December 31, 1989 (the "FMP 1989 Form 10-K").

    10.15 Amendment to the FTX Employee Retirement Plan dated March 6, 1990. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1989.

    10.16         Amendment to the FTX Employee Retirement
                  Plan dated December 20, 1991.
                  Incorporated by reference to Exhibit 10.6
                  to the FRP 1991 Form      10-K.

    10.17 Master Trust Agreement dated as of October 1, 1990 between FTX and Continental Bank, N.A., relating to the FTX Employee Retirement Plan. Incorporated by reference to Exhibit 19.2 to the Quarterly Report on Form 10-Q of FTX for the quarter ended September 30, 1990 (the "FTX 1990 Third Quarter Form 10-Q").

    10.18 Excess Benefits Plan of FTX. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of FTX for the quarter ended March 31, 1988.

    10.19         Amendments to the Excess Benefits Plan of
                  FTX dated January 17, 1989, December 8,
                  1989, June 29, 1990 and October 17, 1990.
                  Incorporated by reference to Exhibits
                  19.3, 19.4, 19.5 and 19.6, respectively,
                  to the FTX 1990 Third Quarter Form 10-Q.

    10.20 Amended and Restated FTX Employee Capital Accumulation Program dated September 14, 1990, generally effective as of January 1, 1989. Incorporated by reference to
                  Exhibit 19.1 to the FTX 1990 Third Quarter
                  Form 10-Q.

    10.21         FTX Supplemental Executive Capital
                  Accumulation Plan.  Incorporated by
                  reference to Exhibit 10.13 to the FTX 1987
                  Form 10-K.

    10.22 Amendments, effective March 1, 1989 and January 1, 1990, to the FTX Supplemental Executive Capital Accumulation Plan. Incorporated by reference to Exhibit 10.20 to the FMP 1989 Form 10-K.

    10.23         Amendment, effective May 1, 1991, to the
                  FTX Supplemental Executive Capital
                  Accumulation Plan.  Incorporated by
                  reference to Exhibit 19.1 to the FTX 1991
                  Third Quarter Form 10-Q.

    10.24         Annual Incentive Plan of FTX, as amended.

    10.25 1992 Long-Term Performance Incentive Plan of FTX, as amended.

    10.26 1987 Long-Term Performance Incentive Plan of FTX, as amended.

    10.27         FTX Variable Compensation Incentive
                  Program, as amended.  Incorporated by
                  reference to Exhibit 19.4 to the FTX 1991
                  Third Quarter Form 10-Q.

    10.28         Incentive Compensation Plan of FTX.
                  Incorporated by reference to Exhibit 20.3 to the Quarterly Report on Form 10-Q of FTX for the Quarter ended June 30, 1981.

    10.29 FTX Performance Incentive Awards Program, as amended.

    10.30 FTX 1992 Stock Option Plan. Incorporated by reference to Exhibit 10.3 to the FCX
                  1992 Second Quarter Form 10-Q.

    10.31         1982 Stock Option Plan of FTX, as amended.

    10.32         FTX 1992 Stock Incentive Unit Plan.
                  Incorporated by reference to Exhibit 10.2 to the FCX 1992 Second Quarter Form 10-Q.

    10.33         1988 Stock Option Plan for Non-Employee
                  Directors of FTX, as amended.
                  Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of FTX for the quarter ended June 30, 1992.

    10.34         FTX 1991 Plan for Deferral of Directors'
                  Fees.  Incorporated by reference to
                  Exhibit 10.20 to the Annual Report on Form
                  10-K of FTX for the fiscal year ended
                  December 31, 1991.

    10.35         FTX Directors' Charitable Gift Program.
                  Incorporated by reference to Exhibit 10.29 to the FTX 1992 Form 10-K.

    10.36 FTX Matching Gifts Program. Incorporated by reference to Exhibit 10.30 to the FTX
                  1992 Form 10-K.

    10.37         Financial Counseling and Tax Return
                  Preparation and Certification Program of
                  FTX.  Incorporated by reference to Exhibit
                  10.31 to the FTX 1992 Form  10-K.

    10.38         FTX Executive Universal Life Insurance
                  Plan.  Incorporated by reference to
                  Exhibit 10.32 to the FTX 1992 Form  10-K.

    10.39 Letter Agreement dated January 2, 1986 between FTX and Benno C. Schmidt. Incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of FTX for the fiscal year ended December 31, 1985.

    10.40 Agreement for Consulting Services between FTX and B. M. Rankin, Jr., effective as of January 1, 1990. Incorporated by reference to Exhibit 19.2 to the Quarterly Report on Form 10-Q of FTX for the quarter ended March 31, 1990.

    10.41         Consulting Agreement dated as of December
                  22, 1988, between FTX and Kissinger
                  Associates, Inc. ("Kissinger Associates").
                  Incorporated by reference to Exhibit 10.35 to the FTX 1992 Form 10-K.

    10.42 Letter Agreement dated May 1, 1989, between FTX and Kent Associates, Inc. (predecessor in interest to Kissinger Associates). Incorporated by reference to
                  Exhibit 10.36 to the FTX 1992 Form 10-K.

    11.1          FTX and Consolidated Subsidiaries
                  Computation of Net Income Per Common and
                  Common Equivalent Share.

    12.1          FTX Computation of Ratio of Earnings to
                  Fixed Charges.

    13.1 Those portions of the 1994 Annual Report to stockholders of FTX which are incorporated herein by reference.

    21.1          Subsidiaries of FTX.

    23.1          Consent of Arthur Andersen LLP dated March
                  24, 1995.

    24.1          Certified resolution of the Board of
                  Directors of FTX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

    24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FTX.

    27.1          FTX Financial Data Schedule.

    99.1 Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1994.

    99.2 Annual report on Form 10-K of FCX for the fiscal year ended December 31, 1994.