Form 10-Q
period 1995-03-31
FREEPORT MCMORAN INC
filed 1995-04-25
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1995



                        Commission File Number: 1-8124



                             Freeport-McMoRan Inc.



Incorporated in Delaware                     13-3051048
                                   (IRS Employer Identification No.)


               1615 Poydras Street, New Orleans, Louisiana 70112


       Registrant's telephone number, including area code:(504) 582-4000


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

On March 31, 1995, there were issued and outstanding 136,530,238 shares of the registrant's Common Stock, par value $1 per share.





                             FREEPORT-McMoRan INC.

                               TABLE OF CONTENTS



                                                            Page

Part I.  Financial Information

  Financial Statements:

    Condensed Balance Sheets                                  3

    Statements of Income                                      4

    Statements of Cash Flow                                   5

    Notes to Financial Statements                             6

  Remarks                                                     7

  Management's Discussion and Analysis
    of Financial Condition and
    Results of Operations                                     8

Part II.  Other Information                                  16

Signature                                                    17

Exhibit Index                                               E-1







                             FREEPORT-McMoRan INC.
                        PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements.
          ---------------------

                             FREEPORT-McMoRan INC.
                     CONDENSED BALANCE SHEETS (Unaudited)

                                                  March 31,     December 31,
                                                    1995            1994
                                                 ----------     ------------
 ASSETS                                                 (In Thousands)
 Current assets:
 Cash and short-term investments                 $   57,597       $   41,548
 Accounts receivable                                279,601          312,264
 Inventories                                        451,513          423,698
 Prepaid expenses and other                          18,002           18,331
                                                 ----------       ----------
   Total current assets                             806,713          795,841
 Property, plant and equipment, net               3,581,421        3,366,243
 Other assets                                       217,901          211,491
                                                 ----------       ----------
 Total assets                                    $4,606,035       $4,373,575
                                                 ==========       ==========


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable and accrued liabilities        $  551,560       $  571,118
 Current portion of long-term debt and
   short-term borrowings                             34,916           24,412
                                                 ----------       ----------
   Total current liabilities                        586,476          595,530
 Long-term debt, less current portion             1,830,212        1,646,882
 Accrued postretirement benefits and
   pension costs                                    269,045          263,137
 Reclamation and mine shutdown reserves             140,837          125,702
 Other liabilities and deferred credits             213,795          172,722
 Deferred income taxes                              306,432          292,580
 Minority interests                               1,515,781        1,507,489
 Stockholders' equity (deficit)                    (256,543)        (230,467)
                                                 ----------       ----------
 Total liabilities and stockholders' equity      $4,606,035       $4,373,575
                                                 ==========       ==========

 The accompanying notes are an integral part of these financial statements.




                             FREEPORT-McMoRan INC.
                       STATEMENTS OF INCOME (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------
                                                        1995         1994
                                                      --------     --------
                                                      (In Thousands, Except
                                                        Per Share Amounts)

 Revenues                                             $663,285     $449,594
 Cost of sales:
 Production and delivery                               396,704      297,325
 Depreciation and amortization                          36,642       34,683
                                                      --------     --------
   Total cost of sales                                 433,346      332,008
 Exploration expenses                                    8,125       12,338
 General and administrative expenses                    50,445       39,726
                                                      --------     --------
   Total costs and expenses                            491,916      384,072
                                                      --------     --------
 Operating income                                      171,369       65,522
 Interest expense, net                                 (25,059)     (23,430)
 Gain on conversion of FCX securities                     -          44,004
 Other expense, net                                       (583)      (2,759)
                                                      --------     --------
 Income before income taxes and minority interests     145,727       83,337
 Provision for income taxes                            (50,127)     (33,027)
 Minority interests in net income of consolidated
   subsidiaries                                        (70,740)     (26,891)
                                                      --------     --------
 Income before extraordinary item                       24,860       23,419
 Extraordinary loss                                       -          (5,459)
                                                      --------     --------
 Net income                                             24,860       17,960
 Preferred dividends                                    (5,469)      (5,587)
                                                      --------     --------
 Net income applicable to common stock                $ 19,391     $ 12,373
                                                      ========     ========
 Primary and fully diluted net income per share:
   Before extraordinary item                              $.14         $.13
   Extraordinary loss                                       -          (.04)
                                                          ----         ----
                                                          $.14         $.09
                                                          ====         ====
 Average primary and fully diluted common and
   common equivalent shares outstanding                137,326      141,063
                                                       =======      =======
 Dividends per common share:
   Cash                                                 $  -         $.3125
   Property                                              .2602         -
                                                        ------       ------
                                                        $.2602       $.3125
                                                        ======       ======

 The accompanying notes are an integral part of these financial statements.




                             FREEPORT-McMoRan INC.
                      STATEMENTS OF CASH FLOW (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                       1995           1994
                                                     --------       --------
 Cash flow from operating activities:                    (In Thousands)
 Net income                                          $ 24,860       $ 17,960
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Extraordinary loss                                    -             5,459
   Depreciation and amortization                       37,008         36,243
   Amortization of debt discount and
     financing costs                                    8,544          8,403
   Gain on conversion of FCX securities                  -           (44,004)
   Deferred income taxes                               11,875         31,718
   Minority interests' share of net income             70,740         26,891
   Cash distribution from IMC-Agrico in
     excess of interest in capital                     12,800          6,388
   Reclamation and mine shutdown expenditures          (2,121)        (5,989)
   (Increase) decrease in working capital, net of
     effect of acquisition:
     Accounts receivable                               35,289         38,054
     Inventories                                      (28,574)        (8,871)
     Prepaid expenses and other                           352           (336)
     Accounts payable and accrued liabilities         (28,899)        (5,772)
   Other                                                3,487         (8,605)
                                                     --------       --------
 Net cash provided by operating activities            145,361         97,539
                                                     --------       --------
 Cash flow from investing activities:
 Capital expenditures:
   PT-FI                                             (137,695)      (165,099)
   RTM, including acquisition cost                    (31,257)        (9,144)
   FRP                                                 (6,367)        (2,941)
   Other                                               (2,742)       (11,632)
 Sales of assets                                         -            36,910
                                                     --------       --------
 Net cash used in investing activities               (178,061)      (151,906)
                                                     --------       --------
 Cash flow from financing activities:
 Proceeds from sale of:
   FCX Preferred Stock                                    -          158,476
   FRP 8 3/4% Senior subordinated notes                   -          146,125
 Purchase of FTX, FCX and FRP equity shares           (73,284)          -
 Distributions paid to minority interests:
   FCX                                                (30,032)       (25,918)
   FRP                                                (30,239)       (30,296)
 Proceeds from (repayments of) debt, net               88,112        (15,424)
 Purchase of 10 7/8% Senior Debentures                   -           (90,458)
 Net proceeds from infrastructure financing            98,481           -
 FTX cash dividends paid:
   Common stock                                          -           (43,761)
   Preferred stock                                     (5,469)        (5,587)
 Other                                                  1,180          2,206
                                                     --------       --------
 Net cash provided by financing activities             48,749         95,363
                                                     --------       --------
 Net increase in cash and short-term
   investments                                         16,049         40,996
 Cash and short-term investments at beginning
   of year                                             41,548         39,785
                                                     --------       --------
 Cash and short-term investments at end of
   period                                            $ 57,597       $ 80,781
                                                     ========       ========

 The accompanying notes are an integral part of these financial statements.






                             FREEPORT-McMoRan INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  OWNERSHIP OF FCX COMMON STOCK
Freeport-McMoRan Inc. (FTX) plans to separate its two principal businesses, copper/gold and agricultural minerals, into two independent financial and operating entities. FTX will effect a pro-rata distribution (the Distribution) to its common stockholders of all the Freeport-McMoRan Copper & Gold Inc. (FCX) Class B common stock which it owns resulting in FTX no longer owning any interest in FCX. The Distribution is contingent on a number of factors, including the recapitalization of FTX, discussed below. In order for FTX to make the Distribution on a tax-free basis, the FCX stockholders recently approved changes to FCX's capital structure and stockholder voting rights.

     In connection with FTX's recapitalization, the RTZ Corporation PLC (RTZ) is to acquire from FTX 21.5 million shares of FCX Class A common stock (10.4 percent of the outstanding common stock of FCX) with an option to acquire an additional approximately 3.5 million shares of FCX Class A common stock from FTX. Further, RTZ may acquire certain of FTX's convertible debt securities for conversion to FTX common stock. RTZ could own over 18 percent of the FCX common stock outstanding after completion of the Distribution; however, the total number of FCX shares outstanding will not change, resulting in no dilution to the current holders of FCX Class A common stock. Additionally, FCX, its Indonesian subsidiaries and RTZ have agreed in principle to establish joint ventures whereby RTZ is to become a 40 percent joint venture partner in FCX's future production expansions and exploration and development activities in Indonesia. FCX's Indonesian subsidiaries have received Indonesian government approval to assign an interest in their Contracts of Work (COWs) to RTZ. RTZ is to pay the next $100 million of exploration expenses with expenditures beyond $100 million shared ratably. Development projects in Block B of PT-FI's COW area and the P.T. Irja Eastern Minerals Corporation (Eastern Mining) COW area will be undertaken 60 percent by PT-FI or Eastern Mining and 40 percent by RTZ. In PT-FI's Block A, RTZ is to fund up to $750 million for future expansion projects and receive 100 percent of incremental cash flow until RTZ recoups its costs with interest, after which the cash flow would be shared 60 percent by PT-FI and 40 percent by RTZ. RTZ is also to acquire a 25 percent interest in both the Rio Tinto Minera, S.A. Huelva smelter and the Spanish mineral exploration program. The transactions with RTZ will enable FTX to complete its recapitalization and the Distribution by mid-1995.

2.  PREFERRED STOCK EXCHANGE
As part of FTX's recapitalization, FTX completed an exchange offer in April 1995 whereby $199.9 million of its $4.375 Convertible Exchangeable Preferred Stock (the Preferred Stock) was converted into 11.4 million FTX common shares. FTX will record a noncash charge to preferred dividends of approximately $35 million related to the increased exchange rate offered. After the exchange, 1 million shares ($50.1 million) of Preferred Stock remained outstanding and are convertible into FTX common stock at a conversion price of $21.26 per share or the equivalent of 2.35 shares of FTX common stock for each share of Preferred Stock.

3.  ACQUISITION
In January 1995, Freeport-McMoRan Resource Partners, Limited Partnership (FRP) acquired essentially all of the domestic assets of Pennzoil Co.'s sulphur division. Pennzoil will receive quarterly payments from FRP over 20 years based on the prevailing price of sulphur. The installment payments may be terminated earlier by FRP through the exercise of a $65 million call option or by Pennzoil through a $10 million put option. Neither option may be exercised prior to 1999. The purchase price allocation follows (in thousands):

 Current assets                                                      $ 5,635
 Current liabilities                                                 (14,216)
 Property, plant and equipment                                        60,054
 Accrued long-term liabilities                                       (51,473)
                                                                     -------
   Net cash investment                                               $  -
                                                                     =======

     Accrued long-term liabilities include the estimated future installment payments based on the prevailing sulphur price upon acquisition and estimated future reclamation and mine shutdown costs.

4.  INTEREST COSTS
Interest expense excludes capitalized interest of $20.5 million and $10.1 million in the first quarter of 1995 and 1994, respectively.

5.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first quarter of 1995 and 1994 was 2.4 to 1 and 1.9 to 1, respectively. For this calculation, earnings are income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest, that portion of rent deemed representative of interest and the preferred stock dividend requirements of majority-owned subsidiaries.

                               -----------------

                                    Remarks

The information furnished herein should be read in conjunction with FTX's financial statements contained in its 1994 Annual Report to stockholders and incorporated by reference in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.





Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.


RESTRUCTURE AND RECAPITALIZATION
Freeport-McMoRan Inc. (FTX) is presently pursuing a restructuring plan which involves the pro-rata distribution of its ownership in Freeport-McMoRan Copper & Gold Inc. (FCX) to FTX common shareholders on a tax-free basis. As a result of this distribution, FTX would no longer own any interest in FCX. Following the distribution of FCX common shares to FTX common shareholders, FTX's business activity would essentially consist of its 51.4 percent ownership in Freeport-McMoRan Resource Partners, Limited Partnership (FRP). Significant progress on the restructuring was made during the quarter by arranging for separate bank facilities for FTX and FCX and announcing a plan to complete the recapitalization of FTX's liabilities. To accomplish this recapitalization, RTZ Corporation PLC (RTZ) is to acquire 21.5 million common shares of FCX from FTX for approximately $450 million with an option to acquire and additional approximately 3.5 million common shares. FTX will use proceeds from the FCX common share sales to pay down bank debt and call certain debt securities. Further, RTZ may acquire certain of FTX's outstanding convertible debt securities and, if so, could acquire additional FCX shares through conversion of the debt securities to FTX common shares prior to the distribution of FCX
common shares to FTX shareholders.   The transactions with RTZ and the
distribution of FCX shares are expected to be completed by mid-1995.

RESULTS OF OPERATIONS
                                                         First Quarter
                                                      -------------------
                                                       1995         1994
                                                      ------       ------
                                                      (In Millions, Except
                                                        Per Share Amounts)
 Revenues                                             $663.3       $449.6
 Operating income                                      171.4         65.5
 Net income to common stock                             19.4 a       12.4 b
 Net income per share                                    .14 a        .09 b
 Operating income (loss) by segment:
   Metals                                             $121.9        $53.5
   Agricultural minerals                                55.4         20.9
   Energy                                                1.4         (7.1)
   Other                                                (7.3)        (1.8)
                                                      ------        -----
                                                      $171.4        $65.5
                                                      ======        =====

a. Includes an $8.8 million minority interest charge ($5.7 million to net income or $0.04 per share) because FTX did not receive its proportionate share of distributions from FRP, discussed later.

b. Includes a gain of $44 million ($28.6 million to net income or $0.20 per share) related to the conversion of FCX securities and a $5.5 million ($0.04 per share) extraordinary loss on early extinguishment of debt.

     FTX's first-quarter 1995 operating results benefited from higher earnings at its metals segment primarily because of significantly improved copper realizations and increased copper and gold sales volumes and from its agricultural minerals segment primarily because of increased realizations and sales volumes on phosphate fertilizers.

     Exploration expenditures declined in the 1995 quarter reflecting the May 1994 formation of McMoRan Oil & Gas Co. (MOXY). General and administrative expenses rose in the 1995 quarter primarily because of the additional personnel and administrative efforts required to manage FCX's expanding operations.

Metals Operations
- -----------------
FTX's metals operations are conducted through its affiliate FCX and FCX's operating units P.T. Freeport Indonesia Company (PT-FI), Rio Tinto Minera, S.A. (RTM) and P.T. Irja Eastern Minerals Corporation (Eastern Mining). First-quarter 1995 metals operating income was $121.9 million on revenues of $408.8 million compared with $53.5 million on revenues of $266.2 million for
the 1994 period.   Significant items affecting operating income follow (in
millions):

 Metals operating income - 1994                                      $ 53.5
                                                                     ------
 Increases (decreases):
   Price realizations:
     Copper                                                            70.1
     Gold                                                              (1.8)
   Sales volumes:
     Copper                                                            36.5
     Gold                                                              26.6
   Treatment charges                                                   (2.3)
   Adjustments to prior period concentrate sales                       (3.0)
   RTM, net of eliminations                                            20.6
   Other                                                               (4.1)
                                                                     ------
     Revenue variance                                                 142.6 *
   Cost of sales                                                      (64.5)
   Exploration expenses                                                 0.1
   General and administrative expenses                                 (9.8)
                                                                     ------
                                                                       68.4
                                                                     ------
 Metals operating income - 1995                                      $121.9
                                                                     ======

* Includes net reductions totaling $12.4 million in 1995 and $3.3 million in 1994 recognized under PT-FI's copper price protection program and RTM's gold hedging program.

     FCX's first-quarter 1995 revenues rose significantly compared to the 1994 period reflecting higher copper realizations, increased production levels caused by expanding mill throughput and improved gold grades and recoveries. Mill throughput averaged 85,000 metric tons of ore per day (MTPD) for the 1995 quarter, 107,200 MTPD in March and for several days exceeded 115,000 MTPD. PT-FI expects to sustain 115,000 MTPD by mid-year. Treatment charges increased primarily because of the higher copper sales volumes, partially offset by lower per pound rates. Adjustments to prior period concentrate sales during the first quarter of 1995 were immaterial because of PT-FI's copper price protection program.

     Unit site production and delivery costs for the first quarter of 1995 rose slightly from the 1994 period level. However, as the expansion is completed and PT-FI focuses on maximizing efficiencies, it expects unit site production and delivery costs to decline. Following attainment of 115,000 MTPD, PT-FI intends to fine-tune its operations to achieve cost efficiencies and maximum cash flows from its expanded operations. During this optimization period, PT-FI will continue to review the feasibility of further expansions as well as the results of exploration activities to ascertain where best to make future investments.

     Gold and silver credits increased primarily from higher sales volumes. Per pound treatment charges declined because of reduced rates negotiated at the end of 1994 resulting from the overall tightness in the copper concentrates market, somewhat offset by higher price participation. Unit royalties rose because of higher copper prices, as PT-FI's copper royalty rate varies from 1.5 percent to 3.5 percent depending on the price of copper.


PT-FI OPERATIONS                                             First Quarter
                                                          ------------------
                                                            1995       1994
                                                          -------    -------
Ore milled (metric tons per day)                           85,000     73,400
Copper grade (%)                                             1.37       1.37
Gold grade (grams per metric ton)                            1.45       1.34
Recovery rate (%)
  Copper                                                     81.8       83.0
  Gold                                                       72.6       69.7
Copper (000s of recoverable pounds)
  Production                                              182,900    160,500
  Sales                                                   196,300    155,700
  Average realized price a                                  $1.26       $.90
Gold (recoverable ounces)
  Production                                              249,500    190,800
  Sales                                                   271,000    201,300
  Average realized price                                  $374.99    $381.67

Gross profit per pound of copper (cents):
Average realized price a                                    125.7       90.0
                                                            -----       ----
Production costs:
  Site production and delivery                               62.9       59.4
  Gold and silver credits                                   (53.0)     (48.9)
  Treatment charges                                          19.5       23.1
  Royalty on metals                                           4.4        1.4
                                                            -----       ----
    Cash production costs                                    33.8       35.0
  Depreciation and amortization                               8.1        7.5
                                                            -----       ----
    Total production costs                                   41.9       42.5
                                                            -----       ----
Revenue adjustments b                                        (1.4)        .6
                                                            -----       ----
Gross profit per pound of copper                             82.4       48.1
                                                            =====       ====

a. Excluding amounts recognized under PT-FI's copper price protection program, realizations would have been $1.33 and $0.86 per pound for the first quarter of 1995 and 1994, respectively.

b. Reflects adjustments primarily for prior period concentrate sales (net of related amounts recognized under the copper price protection program) and amortization of the cost of the copper price protection program.

     The depreciation rate is currently 8.1 cents per pound, reflecting the additional capital expenditures to support current operating levels. Upon completion of the 115,000 MTPD expansion, the depreciation rate is expected to increase by approximately 35 percent taking into account the related capital additions. The actual depreciation rate will be determined based on the final project cost, together with consideration of any changes in ore reserve estimates.

     PT-FI has commitments from various parties to purchase virtually all of its estimated 1995 production of approximately 900 million pounds of copper and 1.2 million ounces of gold, depending on the timing of completion of the 115,000 MTPD expansion, at market prices. PT-FI has implemented a copper price protection program that reflects a philosophy of providing for an assurance of realizing the benefits of higher copper prices for a significant portion of its production while it is expanding its operations. As a result of this program, PT-FI will realize $1.23 per pound on 82.7 million pounds of copper sales in the second quarter of 1995. An additional 62.8 million pounds of copper sales during the second quarter will be priced at a minimum average price of $0.88 per pound, with full participation in prices above an average of $0.99 per pound. During the second half of 1995, PT-FI will realize $1.15 per pound on 241.4 million pounds of copper sales and has established a minimum average price of $0.83 per pound on the remaining second half copper sales with full participation in prices above that amount. Following completion of the 115,000 MTPD expansion, management's present intention is to provide a floor price for its production, if attainable at an acceptable cost, to protect operating cash flow from the impact of potentially significant declines in copper prices, while providing for full participation in potentially higher prices. For 1996 and through the first quarter of 1997, PT-FI's program has currently established a minimum average price of $0.90 per pound on approximately 1 billion pounds of copper sales, with full participation in prices above that amount. At March 31, 1995, the cost of PT-FI's price protection program was $37.1 million and the unrecognized cost to unwind its hedging positions was approximately $75 million, net of deferred gains on closed contracts. At March 31, 1995, copper sales totaling 211.7 million pounds remained to be contractually priced in 1995. As a result of PT-FI's hedging activities, only 64.8 million of those pounds, which are currently recorded at $1.33 per pound, are subject to changes in the price of copper. As conditions warrant, PT-FI may modify or extend its existing programs.

     During the first quarter of 1995, PT-FI implemented a gold pricing strategy designed to take advantage of the premium which exists between the spot and futures gold price. As of March 31, 1995, PT-FI will earn an average premium of $9.79 per ounce above the average February through April 1995 closing gold price on 280,000 ounces of gold. These premiums will be recorded as gold revenues when the contracts settle.

RTM OPERATIONS                                            First Quarter
                                                       --------------------
                                                        1995         1994
                                                       -------      -------
Smelter operations
  Concentrate treated (metric tons)                    118,400      118,000
  Anode production (000s of pounds)                     83,900       83,600
  Cathode production (000s of pounds)                   75,400       76,300
Mining operations
  Ore milled (MTPD)                                     10,200       18,100
  Gold grade (grams per metric ton)                       1.07         1.04
  Gold sales (recoverable ounces)                       26,600       37,400
  Average realized price *                             $368.59      $364.22

* Excluding adjustments related to RTM's gold loans and forward sales contracts, realizations would have been $375.59 and $383.30 for the first quarter of 1995 and 1994, respectively.

     RTM losses totaled $2.4 million in 1995 compared with earnings of $1.7 million in the 1994 period. RTM's results were adversely affected by significantly lower treatment charge rates somewhat offset by greater price participation. Second quarter smelter operations will be negatively affected by expansion tie-ins and the planned shutdown of RTM's smelter for normal maintenance turnarounds. Results from RTM's mining operations reflect lower gold and silver production and higher unit costs as the mine nears the end of its economic life. First-quarter 1995 results were also negatively impacted by the strengthening of the Spanish peseta against the U.S. dollar which, at current operating levels, has an approximately $1 million impact on RTM's annual earnings and cash flow for each one peseta change in the exchange rate.

     FCX's exploration costs were $8 million for both quarters. FCX and RTZ have agreed to establish exploration joint ventures whereby RTZ would be a 40 percent joint venture partner and will pay for all further approved exploration expenditures until it has paid an aggregate $100 million (Note 1). FCX (60 percent) and RTZ (40 percent) will then pay ratably for any additional exploration costs and costs to develop projects within PT-FI's Block B Contract of Work (COW) area and Eastern Mining's COW area.

     FCX's general and administrative expenses were $32.9 million in 1995 and $23.1 million in 1994. The increase results from the additional personnel and administrative efforts required to manage the expanding operations. Once the expansion is completed, general and administrative expenses are expected to remain relatively constant.

Agricultural Minerals Operations
- --------------------------------
FTX's agricultural minerals segment, which includes FRP's fertilizer and phosphate rock operations (conducted through its ownership in the IMC-Agrico Company joint venture) and its sulphur business, reported first-quarter 1995 operating income of $55.4 million on revenues of $244.7 million compared with $20.9 million on revenues of $172.5 million for the 1994 period. Significant items affecting operating income follow (in millions):

 Agricultural minerals operating income - 1994                       $ 20.9
                                                                     ------
 Increases (decreases):
   Sales volumes                                                       33.2
   Realizations                                                        38.9
   Other                                                                 .1
                                                                     ------
     Revenue variance                                                  72.2
   Cost of sales                                                      (37.4)*
   General and administrative and other                                 (.3)
                                                                     ------
                                                                       34.5
                                                                     ------
 Agricultural minerals operating income - 1995                       $ 55.4
                                                                     ======

* First-quarter 1995 and 1994 include a reduction to depreciation and amortization of $4.8 million and $0.9 million, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions.

      FRP's phosphate fertilizer sales volumes were 13 percent higher when compared to the year-ago quarter, as IMC-Agrico had significantly improved export sales for diammonium phosphate (DAP), its principal fertilizer product. Increased industrywide export sales activity, together with strong domestic fertilizer requirements, caused domestic producer inventories to decline over 10 percent from year-ago levels despite industrywide operating rates at 100 percent. These factors resulted in a continued strengthening of DAP prices into 1995, with FRP's average DAP realization increasing 21 percent from the year-ago period (8 percent from the previous quarter). FRP's first-quarter 1995 DAP realizations include a portion of a large first-half 1995 forward sale to China contracted in November 1994 at then current market prices. Unit production costs benefited from ongoing cost savings achieved at IMC-Agrico, somewhat offset by higher raw material costs for ammonia.

      DAP realizations declined slightly during April but still remain strong. Near-term sales levels and prices will depend on development of the domestic planting season and the level of demand in export markets. IMC-Agrico is committed to maintaining a reasonable balance between supply and demand and will continue to monitor market conditions and make production level adjustments as necessary.

      FRP's first-quarter 1995 phosphate rock sales volumes increased 33 percent from the 1994 period, reflecting increased demand and the addition of a long-term supply contract in October 1994.

      Main Pass sulphur production averaged nearly 6,100 tons per day (TPD) during the first quarter of 1995, compared with 5,600 TPD during the 1994 quarter. Additionally, FRP's Culberson mine, acquired in January 1995 as part of the Pennzoil sulphur asset purchase (Note 3), produced an average of 2,200 TPD during the 1995 quarter. FRP's increased production capacity, combined with continued strong demand from the domestic phosphate fertilizer industry, resulted in a 48 percent increase in sales volumes. FRP also benefited from the continued strengthening in Tampa, Florida sulphur prices, with prices presently about $25 per long ton over year-ago levels. To the extent U.S. phosphate fertilizer production remains strong, improved sulphur demand is expected to continue, although the availability of Canadian sulphur impacts the potential for significant price increases.

                                                            First Quarter
                                                        ---------------------
                                                          1995         1994
                                                       ---------    ---------
 Phosphate fertilizers - primarily DAP
   Sales (short tons)a                                   899,900      794,100
   Average realized priceb
     All phosphate fertilizers                           $163.80      $134.68
     DAP                                                  169.18       139.76
 Phosphate rock
   Sales (short tons)a                                 1,338,700    1,006,500
   Average realized priceb                                $21.12       $21.71
 Sulphur
   Sales (long tons)c                                    760,600      515,500

a. Reflects FRP's 46.5 percent share of the IMC-Agrico assets for the year ended June 30, 1994, while FRP received 58.6 percent of the cash flow generated during such period. FRP's share of the IMC-Agrico assets for the year ended June 30, 1995 is 45.1 percent, while it will receive 55 percent of the cash flow.

b.   Represents average realization f.o.b. plant/mine.

c. Includes 178,900 tons and 187,100 tons for the first quarter of 1995 and 1994, respectively, which represent internal consumption that are not included in sales for accounting purposes.

Oil And Gas Operations
- ----------------------
Prior to the May 1994 distribution of MOXY shares, FTX's oil and gas operations (excluding the Main Pass oil operation) involved exploring for new reserves. These activities generated a loss of $8.1 million, including exploration expense of $4.1 million, for the first quarter of 1994. Subsequent to the MOXY distribution, FTX's only significant oil and gas operations are at Main Pass, which were as follows:

                                                             First Quarter
                                                           -----------------
                                                            1995      1994
                                                           -------   -------
 Sales (barrels)                                           620,800   823,200
 Average realized price                                     $15.36    $11.65
 Earnings (in millions)                                       $1.1      $1.0

     Main Pass oil production was below the year-ago quarter level, as expected. Net production for 1995 is estimated to total approximately 2.4 million barrels, as the benefits of a 1994 redevelopment program are expected to partially offset declining reservoir production. FRP's first-quarter 1995 average oil realization was higher than the depressed 1994 period amount.

CAPITAL RESOURCES AND LIQUIDITY
Cash flow from operating activities increased during the first three months of 1995 to $145.4 million, compared with $97.5 million for the 1994 period, primarily because of a significant increase in operating income partially offset by an increase in working capital. Net cash used in investing activities was $178.1 million compared with $151.9 million for the 1994 period. The 1995 period reflects lower expenditures at PT-FI as the 115,000 MTPD expansion nears completion and the 1994 period includes the early receipt of proceeds from the geothermal notes receivable. Net cash provided by financing activities was $48.7 million compared with $95.4 million in the 1994 period. During the first quarter of 1995, FTX acquired 0.7 million of its shares for an aggregate $12.3 million and 2.8 million FCX Class A common shares for an aggregate $58.9 million under its established program to acquire shares when warranted by market conditions. The 1995 period also included net proceeds from debt of $88.1 million and proceeds from infrastructure financing at the metals segment totaling $98.5 million. The 1994 period included proceeds totaling $304.6 million from the public sales of FCX and FRP securities and payments for the 10 7/8% Senior Subordinated Debentures.

     PT-FI's capital expenditures for the remainder of 1995 are expected to approximate $300 million. Expenditures will be funded by operating cash flow, sales of infrastructure assets, the bank credit facility ($310 million of availability at March 31, 1995) and other financing sources. In connection with FTX's proposed restructuring plan (Note 1), the existing FTX credit agreement in which PT-FI participates is being modified to become a separate facility for PT-FI and a new facility is being arranged for FCX and PT-FI which will provide greater access to credit markets and reduce financing costs. For further expansion projects in the current Block A mining area, beyond the current 115,000 MTPD expansion, RTZ will provide up to a maximum of $750 million for 100 percent of costs to develop such projects. RTZ will receive the incremental cash flow attributed to the expansion projects until it has received an amount equal to the funds it had provided plus interest based on RTZ's cost of borrowing. Subsequently, FCX (60 percent) and RTZ (40 percent) will share incremental cash flow ratably in proportion to their ownership.

     PT-FI has entered into joint ventures to purchase and manage certain of its infrastructure assets for $270 million and its power-related assets for $215 million. In March 1995, PT-FI sold certain of its port, marine, logistics and construction equipment and facilities for $100 million. As of March 31, 1995, $75.1 million of infrastructure assets and $115 million of power-related assets remain to be sold during 1995. PT-FI has guaranteed certain minimum rates of return in each of the above transactions. PT-FI is proceeding with plans to sell other nonoperating assets whereby the purchaser will operate the assets and provide services to PT-FI and its designees.

     RTM has a turnkey contract to expand its smelter capacity to 270,000 metric tons of metal per year by early 1996 at a cost of $215 million and has obtained $290 million of project financing, nonrecourse to FCX, including a working capital line. RTM's future operating cash flow will be determined by the supply and demand for copper smelter capacity, smelter and refining production rates, the exchange rate between the U.S. dollar and Spanish peseta and prices and sales volumes of gold. PT-FI has a long-term contract to provide the smelter with a significant portion of its copper concentrate requirements.

     In January 1995, FCX agreed in principle to form a joint venture, 20 percent owned by FCX, to develop a 200,000 metric tons of metal per year copper smelter in Gresik, Indonesia. Alternatives for financing the estimated $550 million aggregate project cost, plus approximately $100 million of working capital, are being reviewed. Upon completion of RTM's smelter expansion and the proposed Gresik smelter, FCX anticipates that approximately 70 percent of PT-FI's expanded annual concentrate production will be sold to affiliates at market prices.

     FRP had agreed in principle to acquire Fertiberia, S.L., the restructured nitrogen and phosphate fertilizer business of Ercros, S.A., a Spanish conglomerate. Since September 1993, FRP managed this company with the goal of establishing Fertiberia as a financially viable concern. In April 1995, Ercros announced that it was pursuing an offer from Spanish private interests to acquire the majority of FESA, a subsidiary of Ercros, which includes Fertiberia and certain other assets and substantial liabilities. FRP is unwilling to improve the terms for its acquisition of Fertiberia. As a result, FRP terminated its efforts to acquire Fertiberia. This development will have no effect on FRP's distributable cash capabilities since any cash flow which may have been generated by Fertiberia was to have been reinvested for the foreseeable future.

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through the distribution for the quarter ending December 31, 1996 (the Preference Period) before any distributions may be made to FTX. During the first quarter of 1995, FTX received less than a 60 cents per unit distribution on the FRP units that it owned, resulting in an additional minority interest charge of $8.8 million. On April 18, 1995, FRP declared a distribution of 61.5 cents per publicly held unit ($30.9 million) and 64.5 cents per FTX-owned unit ($34.3 million), payable May 15, 1995, reducing the unpaid distribution to FTX by $1.6 million. As a result, no additional minority interest charge will be recognized by FTX during the second quarter of 1995. The remaining $351.5 million of unpaid distributions to FTX will be recoverable from one-half of the excess of future quarterly FRP distributions over 60 cents per unit for all units. The April 1995 distributable cash included $63.1 million from IMC-Agrico. As discussed earlier, IMC-Agrico's first-quarter 1995 operations enjoyed significantly higher sales volumes and realizations. FRP's future distributions will be dependent on the distributions received from IMC-Agrico and future cash flow from FRP's sulphur and oil operations. In future periods, FTX's share of the reported financial results of FRP will depend on the extent to which FTX receives its proportionate share of FRP distributions. To the extent that public unitholders receive a disproportionately large share of FRP distributions, FTX will recognize a smaller share of FRP's reported earnings than would be represented by its percentage ownership of FRP.

     FTX is primarily a holding company and its sources of cash flow are dividends and distributions from its ownership in FCX and FRP. Through mid-1994, FTX borrowed funds when the cash received from FCX, FRP and asset sales was insufficient to pay dividends and cover FTX's other cash requirements for interest, general and administrative expenses and oil and gas operations. Since the second quarter of 1994, in lieu of paying a $0.3125 quarterly cash dividend to its common stockholders, FTX distributed quarterly one FCX Class A common share for each 80 FTX common shares owned.

     Subsequent to the spinoff of FCX (Note 1), FTX's business activity will essentially consist of its 51.4 percent ownership in FRP and its source of cash flow will be distributions from FRP, which are subject to the FRP public unitholders' preferential distribution right discussed above. FTX will have certain obligations relating to its past business activities including income tax settlements, oil and gas payments and employee benefit liabilities. It may also have obligations relating to its guarantee of the debt of FM Properties Inc. FTX anticipates that its cash distributions from FRP and amounts available to it under the new FTX/FRP credit facility will be sufficient to meet these obligations. FTX's Board of Directors will determine its new dividend policy based on the availability of cash to FTX.

                       --------------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.



                             FREEPORT-McMoRan INC.

                          PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

        (a) The exhibits to this report are listed in the Exhibit Index appearing on page E-1 hereof.

        (b) During the quarter for which this report is filed, the registrant filed (1) one Current Report on Form 8-K, dated January 18, 1995, reporting information under Item 2 and Item 7; (2) one Form 8-K/A dated February 23, 1995, reporting information under Item 7 and including the following financial statements:

     Pennzoil Assets Acquired
       Balance Sheets as of December 31, 1993 (Audited) and
        September 30, 1994 (Unaudited)
       Statements of Operations and Divisional Equity for the Year Ended December 31, 1993 (Audited) and for the Nine Months Ended September 30, 1994 (Unaudited)
       Statements of Cash Flows for the Year Ended
        December 31, 1993 (Audited) and for the Nine Months Ended September 30, 1994 (Unaudited)
       Notes to Financial Statements

     Freeport-McMoRan Inc.
       Unaudited Pro Forma Statement of Operations for the Year
            Ended December 31, 1993
       Unaudited Pro Forma Statement of Operations for the Nine
            Months Ended September 30, 1994
       Unaudited Pro Forma Condensed Balance Sheet as of
            September 30, 1994
       Notes to Pro Forma Financial Statements;

and (3) one Current Report on Form 8-K, dated March 7, 1995, reporting information under Item 5 and Item 7.




                             FREEPORT-McMoRan INC.


                                   SIGNATURE
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FREEPORT-McMoRan INC.





                                        By:  /s/ John T. Eads
                                             --------------------------
                                                 John T. Eads
                                        Controller - Financial Reporting
                                          (authorized signatory and
                                         Principal Accounting Officer)


Date:  April 25, 1995







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

 27.1          Freeport-McMoRan Inc.
               Financial Data Schedule