Form 10-Q
period 1995-06-30
FREEPORT MCMORAN INC
filed 1995-08-11
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1995




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

On June 30, 1995, there were issued and outstanding 167,936,373 shares of the registrant's Common Stock, par value $1 per share.





                             FREEPORT-McMoRan INC.

                               TABLE OF CONTENTS



                                                            Page

Part I.  Financial Information

  Financial Statements:

    Condensed Balance Sheets                                  3

    Statements of Income                                      4

    Statements of Cash Flow                                   6

    Notes to Financial Statements                             7

  Remarks                                                     8

  Management's Discussion and Analysis
    of Financial Condition and
    Results of Operations                                     9

Part II.  Other Information                                  13

Signature                                                    14

Exhibit Index                                                E-1






                             FREEPORT-McMoRan INC.
                        PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements.
          ---------------------

                             FREEPORT-McMoRan INC.
                     CONDENSED BALANCE SHEETS (Unaudited)

                                                   June 30,      December 31,
                                                     1995            1994
                                                  ----------     ------------
ASSETS                                                   (In Thousands)
Current assets:
Cash and short-term investments                   $   31,484       $   13,810
Accounts receivable                                  181,727           89,925
Inventories                                          105,800          109,677
Prepaid expenses and other                             2,734            7,433
                                                  ----------       ----------
  Total current assets                               321,745          220,845
Property, plant and equipment, net                   988,515          964,539
Net assets of discontinued operations                317,036          328,880
Other assets                                          71,336          135,178
                                                  ----------       ----------
Total assets                                      $1,698,632       $1,649,442
                                                  ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities          $  198,989       $  191,239
Current portion of long-term debt                        350              314
                                                  ----------       ----------
  Total current liabilities                          199,339          191,553
Long-term debt, less current portion                 491,409        1,122,070
Accrued postretirement benefits and
  pension costs                                      164,123          158,707
Reclamation and mine shutdown reserves               133,678          112,777
Other liabilities and deferred credits               111,654           77,034
Minority interests                                   205,734          217,768
Stockholders' equity (deficit)                       392,695         (230,467)
                                                  ----------       ----------
Total liabilities and stockholders' equity        $1,698,632       $1,649,442
                                                  ==========       ==========

 The accompanying notes are an integral part of these financial statements.








                             FREEPORT-McMoRan INC.
                       STATEMENTS OF INCOME (Unaudited)

                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                -------------------   ----------------------
                                 1995        1994        1995         1994
                               --------    --------    --------     --------
                                 (In Thousands, Except Per Share Amounts)
Revenues                       $233,398    $186,946    $487,877     $370,387
Cost of sales:
Production and delivery         165,924     140,065     338,426      272,946
Depreciation and
  amortization                    7,072      10,509      21,412       27,846
                               --------    --------    --------     --------
  Total cost of sales           172,996     150,574     359,838      300,792
Exploration expenses               -          1,586        -           5,904
General and administrative
  expenses                       13,218      14,713      30,981       31,360
                               --------    --------    --------     --------
  Total costs and expenses      186,214     166,873     390,819      338,056
                               --------    --------    --------     --------
Operating income                 47,184      20,073      97,058       32,331
Interest expense, net           (15,519)    (17,755)    (31,230)     (37,026)
Other income, net                   440         924         651       (1,253)
                               --------    --------    --------     --------
Income (loss) before
  income taxes and
  minority interests             32,105       3,242      66,479       (5,948)
(Provision) benefit for
  income taxes                   (5,717)      1,960      (6,557)       7,411
Minority interests in net
  income of consolidated
  subsidiaries                  (19,127)    (10,023)    (50,411)     (16,500)
                               --------    --------    --------     --------
Income (loss) from
  continuing operations
  before extraordinary item       7,261      (4,821)      9,511      (15,037)
Discontinued operations         292,847      18,672     315,457       52,307
                               --------    --------    --------     --------
Income before extraordinary
  item                          300,108      13,851     324,968       37,270
Extraordinary loss                 -         (3,649)       -          (9,108)
                               --------    --------    --------     --------
Net income                      300,108      10,202     324,968       28,162
Preferred dividends             (34,623)     (5,568)    (40,092)     (11,155)
                               --------    --------    --------     --------
Net income applicable to
  common stock                 $265,485    $  4,634    $284,876     $ 17,007
                               ========    ========    ========     ========
Continued on following page.








                             FREEPORT-McMoRan INC.
                       STATEMENTS OF INCOME (Unaudited)

                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                -------------------   ----------------------
                                 1995        1994        1995         1994
                               --------    --------    --------     --------
                                 (In Thousands, Except Per Share Amounts)
Net income (loss) per primary share:
  Continuing operations           $ .05       $(.03)      $ .07        $(.11)
  Discontinued operations          1.98         .13        2.21          .37
  Extraordinary loss                -          (.03)        -           (.06)
  Preferred dividends              (.23)       (.04)       (.28)        (.08)
                                  -----       -----       -----        -----
                                  $1.80       $ .03       $2.00        $ .12
                                  =====       =====       =====        =====
Net income (loss) per fully diluted share:
  Continuing operations           $ .08       $(.03)      $ .14        $(.11)
  Discontinued operations          1.65         .13        1.78          .37
  Extraordinary loss                -          (.03)        -           (.06)
  Preferred dividends              (.19)       (.04)       (.19)        (.08)
                                  -----       -----       -----        -----
                                  $1.54       $ .03       $1.73        $ .12
                                  =====       =====       =====        =====
Average common and common equivalent
  shares outstanding:
  Primary                       147,823     139,860     142,515      140,360
                                =======     =======     =======      =======
  Fully diluted                 177,360     139,860     177,825      140,360
                                =======     =======     =======      =======
Dividends per common share:
  Cash                            $ -        $ -         $  -        $ .3125
  Property                          -         .7555       .2602        .7555
                                  -----      ------      ------      -------
                                  $ -        $.7555      $.2602      $1.0680
                                  =====      ======      ======      =======

 The accompanying notes are an integral part of these financial statements.







                             FREEPORT-McMoRan INC.
                      STATEMENTS OF CASH FLOW (Unaudited)
                                                         Six Months Ended
                                                             June 30,
                                                        ---------------------
                                                          1995         1994
                                                        --------     --------
Cash flow from operating activities:                       (In Thousands)
Net income                                              $324,968     $ 28,162
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Extraordinary loss                                        -           9,108
  Depreciation and amortization                           72,892       66,621
  Amortization of debt discount and financing costs       15,211       16,754
  Deferred income taxes                                   83,715       46,412
  Recognition of unearned income                         (36,207)        -
  Minority interests' share of net income                133,403       57,872
  Cash distribution from IMC-Agrico in excess of
    interest in capital                                   21,347       25,457
  Reclamation and mine shutdown expenditures              (4,928)      (7,385)
  Gain on FCX securities transactions                   (391,224)     (69,972)
  Loss on recapitalization of FTX securities              43,316         -
  (Increase) decrease in working capital, net
    of effect of acquisition:
    Accounts receivable                                    2,006       41,716
    Inventories                                          (21,419)     (32,862)
    Prepaid expenses and other                             3,471       (1,146)
    Accounts payable and accrued liabilities              12,078      (21,225)
  Other                                                   10,299        4,472
                                                        --------     --------
Net cash provided by operating activities                268,928      163,984
                                                        --------     --------
Cash flow from investing activities:
Capital expenditures:
  FCX                                                   (308,099)    (329,662)
  FRP                                                    (15,484)     (11,914)
  Other                                                   (1,821)     (22,870)
Sales of assets                                              375       44,735
                                                        --------     --------
Net cash used in investing activities                   (325,029)    (319,711)
                                                        --------     --------
Cash flow from financing activities:
Proceeds from sale of:
  FRP 8 3/4% Senior subordinated notes                      -         146,125
  FCX Preferred Stock                                       -         158,476
  FCX 9 3/4% Senior subordinated notes                      -         116,276
  FCX Class A common shares                              447,006         -
Purchase of FTX, FCX and FRP equity shares              (126,125)     (75,733)
Distributions paid to minority interests                (121,119)    (113,542)
Distribution of MOXY shares                                 -         (35,441)
Proceeds from (repayments of) debt, net                  (65,009)     143,061
Purchase/redemption of FTX securities:
  10 7/8% Senior debentures                                 -        (142,919)
  ABC debentures                                        (280,826)        -
  6.55% Senior notes                                     (14,955)        -
Net proceeds from infrastructure financing               228,899         -
FTX cash dividends paid:
  Common stock                                              -         (44,023)
  Preferred stock                                         (6,565)     (11,173)
Other                                                       (629)       2,278
                                                        --------     --------
Net cash provided by financing activities                 60,677      143,385
                                                        --------     --------
Net increase (decrease) in cash and short-term
  investments                                              4,576      (12,342)
Net (increase) decrease attributable to discontinued
  operations                                              13,098       (8,185)
Cash and short-term investments at beginning of year      13,810       25,987
                                                        --------     --------
Cash and short-term investments at end of period        $ 31,484     $  5,460
                                                        ========     ========
 The accompanying notes are an integral part of these financial statements.







                             FREEPORT-McMoRan INC.
                         NOTES TO FINANCIAL STATEMENTS

1.  DISCONTINUED OPERATIONS
In May 1994, Freeport-McMoRan Inc. (FTX) announced that it was taking steps to effect the tax-free distribution to its common stockholders of all the Freeport-McMoRan Copper & Gold Inc. (FCX) Class B common stock it owned. In connection with a recapitalization of its liabilities, FTX sold 21.5 million shares of FCX Class A common stock in May 1995 for $450 million cash, recognizing a pretax gain of $391.2 million, and another 2.4 million shares in July 1995 for $50.2 million cash (a pretax gain of approximately $43 million will be recognized in the third quarter) to RTZ Corporation PLC (RTZ). On July 5, 1995, the FTX Board of Directors declared a distribution of 117,909,323 shares of FCX Class B common stock to FTX common stockholders of record on July 17, 1995. As a result, FTX no longer owns any interest in FCX. FTX's financial statements have been restated to reflect the metals segment as a discontinued operation. Discontinued operations results follow (in millions):

                                       Second Quarter          Six Months
                                     ------------------    ------------------
                                      1995        1994      1995        1994
                                     ------      ------    ------      ------
Revenues                             $421.5      $281.5    $830.3      $547.6
                                     ======      ======    ======      ======
Income from discontinued
  operations                         $110.5       $46.8    $222.0       $95.3
Minority interest                     (43.5)      (21.0)    (83.0)      (41.4)
Provision for taxes                   (49.3)      (24.0)    (98.6)      (47.1)
                                     ------       -----    ------       -----
                                       17.7         1.8      40.4         6.8

Gain on FCX securities
  transactions                        391.2        26.0     391.2        70.0
Deferred taxes no longer required      76.2          -       76.2          -
Recapitalization losses (Note 2)      (43.3)         -      (43.3)         -
Provision for taxes                  (149.0)       (9.1)   (149.0)      (24.5)
                                     ------       -----    ------       -----
                                     $292.8       $18.7    $315.5       $52.3
                                     ======       =====    ======       =====

     Income from discontinued operations includes allocated interest from FTX totaling $7.2 million and $5.1 million for the second quarter of 1995 and 1994, respectively, and $16.6 million and $9.3 million for the six-month period of 1995 and 1994, respectively.

2.  RECAPITALIZATION ACTIVITIES
In April 1995, FTX exchanged 11.4 million FTX common shares for 4 million shares of its $4.375 Convertible Exchangeable Preferred Stock ($4.375 Preferred Stock) in accordance with an exchange offer whereby FTX temporarily increased the FTX shares issuable upon conversion. As a result of the exchange offer, FTX recorded a noncash charge of $33.5 million to preferred dividends in the second quarter of 1995. As of June 30, 1995, 1 million shares ($50.1 million) of $4.375 Preferred Stock remained outstanding and, after adjustment for the FCX Class B share distribution, are convertible into FTX common stock at a conversion price of $4.56 per share or the equivalent of
10.96 shares of FTX common stock for each share of $4.375 Preferred Stock.

     In June 1995, FTX redeemed $749.2 million principal amount of its Zero Coupon Convertible Subordinated Debentures (ABC Debentures) for $280.8 million cash (equal to book value). Additionally in June 1995, FTX redeemed $16.4 million face amount of 6.55% Convertible Subordinated notes (6.55% Notes), with a book value of $14.1 million, for $15 million of cash. Prior to the redemption, FTX increased the number of FTX common shares that would be received upon conversion of the 6.55% Notes to 55.95 shares per $1,000 principal amount. Holders of $356.6 million face amount of 6.55% Notes converted their notes at the enhanced rate into 19.9 million FTX common shares, resulting in an increase of $346.4 million to stockholders' equity. FTX recorded a loss on recapitalization of the ABC Debentures and 6.55% Notes totaling $43.3 million primarily because of enhancements to the conversion rates.

3.   NEW CREDIT FACILITY
In July 1995, FTX entered into a new credit facility providing $400 million of credit, all of which is available to Freeport-McMoRan Resource Partners, Limited Partnership (FRP) and $75 million of which is available to FTX as the holding company. The new variable rate facility matures July 2000 and has covenants and security requirements which are similar to FTX's previous credit agreement. As part of the FTX restructuring, FCX assumed $90 million of the $158.8 million guarantee of FM Properties Inc. debt and FTX agreed to pay an annual 3 percent fee to FCX on the amount guaranteed. Also, in July 1995 FTX received payment for an intercompany note from FCX ($97.7 million at June 30, 1995, included in accounts receivable). These funds, as well as remaining proceeds from the sale of FCX Class A common stock to RTZ, were used to pay debt at the FTX parent company level.

4.  ACQUISITION
In January 1995, FRP acquired essentially all of the domestic assets of Pennzoil Co.'s sulphur division. Pennzoil will receive quarterly payments from FRP over 20 years based on the prevailing price of sulphur. The installment payments may be terminated earlier by FRP through the exercise of a $65 million call option or by Pennzoil through a $10 million put option. Neither option may be exercised prior to 1999. The purchase price allocation follows (in thousands):

 Current assets                                                      $ 5,635
 Current liabilities                                                  (9,522)
 Property, plant and equipment                                        60,159
 Accrued long-term liabilities                                       (56,272)
                                                                     -------
   Net cash investment                                               $  -
                                                                     =======

     Accrued long-term liabilities include the estimated future installment payments based on the prevailing sulphur price upon acquisition and estimated future reclamation and mine shutdown costs.

5.   RATIO OF EARNINGS TO FIXED CHARGES
The ratio of earnings to fixed charges for the first six months of 1995 was
2.7 to 1 compared with a shortfall of $14.9 million for the 1994 period. For this calculation, earnings are income from continuing operations before income taxes, minority interests and fixed charges. Fixed charges include interest and that portion of rent deemed representative of interest.

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






Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

RESTRUCTURE AND RECAPITALIZATION
On July 5, 1995, Freeport-McMoRan Inc. (FTX) declared a special tax-free dividend of the Class B common stock of Freeport-McMoRan Copper & Gold Inc.
(FCX) to FTX common stockholders of record on July 17, 1995, representing
0.701734 share of FCX Class B common stock per FTX common share (Note 1). Prior to the distribution, FTX completed certain recapitalization activities, including the sale of 23.9 million shares of FCX Class A common stock for $500.2 million (Note 1), the conversion/redemption of FTX's preferred stock and publicly held debt securities (Note 2) and the repayment of FTX's parent company bank borrowings (Note 3). These activities resulted in the separation of FTX's copper/gold and agricultural minerals businesses into two independent financial and operating entities. FTX's ongoing business operations now essentially consist of its 51.4 percent ownership in Freeport-McMoRan Resource Partners, Limited Partnership (FRP).

RESULTS OF OPERATIONS
Because FTX no longer owns any interest in FCX, FTX's financial results were restated to reflect the FCX metals segment as discontinued operations.

                                     Second Quarter          Six Months
                                   -----------------     -------------------
                                    1995       1994       1995         1994
                                   ------     ------     ------       ------
                                    (In Millions, Except Per Share Amounts)
Revenues                           $233.4     $186.9     $487.9       $370.4
Operating income                     47.2       20.1       97.1         32.3
Income (loss) from continuing
  operations                       $  7.3     $ (4.8)    $  9.5 a     $(15.0)
Discontinued operations (Note 1)    292.8       18.7      315.5         52.3
Extraordinary loss                     -        (3.7)        -          (9.1)
Preferred dividends                 (34.6)b     (5.6)     (40.1)b      (11.2)
                                   ------     ------     ------       ------
Net income to common stock         $265.5     $  4.6     $284.9       $ 17.0
                                   ======     ======     ======       ======
Net income (loss) per primary share:
  Continuing operations             $ .05      $(.03)     $ .07 a      $(.11)
  Discontinued operations            1.98        .13       2.21          .37
  Extraordinary loss                  -         (.03)       -           (.06)
  Preferred dividends                (.23)b     (.04)      (.28)b       (.08)
                                    -----      -----      -----        -----
                                    $1.80      $ .03      $2.00        $ .12
                                    =====      =====      =====        =====

a. Includes a $5.2 million minority interest charge ($0.04 per share) because FTX was not paid a proportionate share of FRP distributions, as discussed below. During the second-quarter and six-month periods of 1994, FTX recognized $15.5 million and $28.1 million, respectively, of the gain deferred in connection with the public sale of FRP units in 1992.

b. Includes a $33.5 million charge ($0.23 per share in the second quarter and $0.24 per share in the six-month period) for the $4.375 Convertible Exchangeable Preferred Stock exchange offer (Note 2).

     FTX benefited from significantly higher operating results from its agricultural minerals segment during the 1995 periods, reflecting the strengthening in the phosphate fertilizer markets which began in mid-1993 and has continued into 1995. Subsequent to the May 1994 formation of McMoRan Oil & Gas Co. (MOXY), FTX has not incurred any material exploration costs.
General and administrative expenses during the six-month 1995 period include a $1.2 million charge for the reorganization of IMC-Agrico Company's marketing function, whereas the six-month 1994 period benefited from a $2.2 million reduction in the estimated cost of excess office space. Based upon current market prices for FTX's common stock, third quarter general and administrative expenses are expected to reflect a charge of approximately $10-$15 million because of the rise in the price of FTX's common stock subsequent to June 30, 1995. Interest expense was lower in the 1995 quarter primarily because of reductions to debt levels, which will continue to benefit future periods. Minority interests share of net income was higher in the 1995 quarter and six-month period because of the higher level of earnings at FRP and the minority interest charge discussed above.

Agricultural Minerals Operations
- --------------------------------
FTX's agricultural minerals segment, which includes FRP's fertilizer and phosphate rock operations (conducted through IMC-Agrico)and its sulphur business, reported second-quarter 1995 operating income of $48.8 million on revenues of $224.2 million compared with operating income of $30.4 million on revenues of $176.5 million for the 1994 period. Operating income for the first six months of 1995 was $104.2 million on revenues of $468.9 million compared with operating income of $51.4 million on revenues of $349 million for the year-ago period. Significant items impacting operating income follow (in millions):

                                                       Second        Six
                                                      Quarter       Months
                                                      -------       ------
 Agricultural minerals operating income - 1994          $30.4       $ 51.4
                                                        -----       ------
 Increases (decreases):
   Sales volumes                                         19.7         53.0
   Realizations                                          29.2         68.1
   Other                                                 (1.2)        (1.2)
                                                        -----       ------
     Revenue variance                                    47.7        119.9
   Cost of sales                                        (30.3)*      (67.7)*
   General and administrative and other                   1.0           .6
                                                        -----       ------
                                                         18.4         52.8
                                                        -----       ------
 Agricultural minerals operating income - 1995          $48.8       $104.2
                                                        =====       ======

* Includes a reduction to depreciation and amortization of $11.3 million and $6.3 million for the second quarter of 1995 and 1994, respectively, and $16.1 million and $7.2 million for the six-month period of 1995 and 1994, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions.

      FRP's second-quarter 1995 phosphate fertilizer sales volumes were slightly higher than those of the year-ago quarter, with IMC-Agrico experiencing improved export sales for diammonium phosphate (DAP), its principal fertilizer product. Domestic fertilizer demand was hampered by wet field conditions which delayed the planting of a significant portion of this season's crop and prevented certain acreage from being planted. Despite continued strong export shipments, lower spring domestic demand, coupled with industry operating rates over 100 percent, caused a modest build-up in domestic phosphate fertilizer producers' stocks in the second quarter and contributed to about a 10 percent decline in market prices from their high point. In response to the weakened market, IMC-Agrico temporarily closed its Taft, Louisiana facility in May 1995 and resumed production on August 7, 1995, and accelerated planned maintenance turnarounds at three other fertilizer facilities. FRP's average DAP realization increased 14 percent from the year-ago period (virtually unchanged from the previous quarter). FRP's 1995 DAP realizations include a large first-half 1995 forward sale to China contracted in November 1994 at then current market prices. Unit production costs benefited from ongoing cost savings achieved at IMC-Agrico, somewhat offset by higher raw material costs for ammonia, although down from their market highs, and increased maintenance costs.

      During the second half of 1995, FRP will benefit from a significant forward sales agreement reached between China and IMC-Agrico. IMC-Agrico is committed to maintaining a reasonable balance between supply and demand and will continue to monitor market conditions and make production level adjustments as necessary.

      FRP's second-quarter 1995 phosphate rock sales volumes increased 22 percent from the 1994 period, reflecting increased demand and the addition of a long-term supply contract in October 1994.

      Main Pass sulphur production averaged 6,000 tons per day (TPD) during the second quarter of 1995, while FRP's Culberson mine, acquired in January 1995 as part of the Pennzoil sulphur asset purchase (Note 4), produced an average of 2,250 TPD. FRP's increased production capacity, combined with continued strong demand from the domestic phosphate fertilizer industry, resulted in a 52 percent increase in sales volumes. FRP also benefited from the continued strengthening in Tampa, Florida sulphur prices. To the extent U.S. phosphate fertilizer production remains strong, improved sulphur demand is expected to continue, although the availability of Canadian sulphur limits the potential for significant price increases.

                                    Second Quarter            Six Months
                                 ---------------------  ----------------------
                                     1995       1994       1995        1994
                                  ---------  ---------  ---------    ---------
Phosphate fertilizers - primarily DAP
  Sales (short tons)a               760,400    734,700  1,660,300    1,528,800
  Average realized priceb
    All phosphate fertilizers       $163.53    $144.30    $163.68      $139.30
    DAP                              169.01     148.43     169.10       144.03
Phosphate rock
  Sales (short tons)a             1,221,500  1,004,100  2,560,200    2,010,600
  Average realized priceb            $23.18     $23.24     $22.10       $22.47
Sulphur
  Sales (long tons)c                772,700    508,100  1,533,300    1,023,600

a. Reflects FRP's 45.1 percent and 46.5 percent share of the IMC-Agrico assets for the years ended June 30, 1995 and 1994, respectively, while FRP received 55 percent and 58.6 percent of the cash flow generated during such periods. FRP's share of the IMC-Agrico assets for the year ended June 30, 1996 is 43.6 percent, while it will receive 53.1 percent of the cash flow.

b.   Represents average realization f.o.b. plant/mine.

c. Includes 189,700 tons and 187,700 tons for the second quarter of 1995 and 1994, respectively, and 368,600 tons and 374,800 tons for the six-month periods of 1995 and 1994, respectively, which represent internal consumption that are not included in sales for accounting purposes.


Oil And Gas Operations
- ----------------------
Prior to the May 1994 distribution of MOXY shares, FTX's oil and gas operations included exploring for new reserves. These activities generated losses of $2.8 million and $11.1 million for the second quarter and six month period of 1994, respectively. FTX's only significant oil and gas operations subsequent to the MOXY distribution are FRP's production of oil at Main Pass, as follows:

                                      Second Quarter          Six Months
                                    ------------------   --------------------
                                      1995      1994       1995       1994
                                     -------   -------   ---------  ---------
 Sales (barrels)                     541,000   611,900   1,161,800  1,435,100
 Average realized price               $16.71    $14.52      $15.99     $12.88
 Earnings (in millions)                  1.4       1.0         2.5        2.0


      Main Pass oil production was below the year-ago quarter level, as expected. Net production for 1995 is estimated to total approximately 2.3 million barrels, as the benefits of a 1994 redevelopment program are expected to partially offset declining reservoir production.

CAPITAL RESOURCES AND LIQUIDITY
Cash flow from operating activities increased during the first six months of 1995 to $268.9 million, compared with $164 million for the 1994 period, primarily because of the significant increase in operating income. Cash flow from operating activities included cash from discontinued operations totaling $138.6 million and $95.9 million in 1995 and 1994, respectively. Net cash used in investing activities was $325 million compared with $319.7 million for the 1994 period. The 1995 period reflects lower expenditures by discontinued operations and the 1994 period includes the early receipt of proceeds from the geothermal notes receivable. Net cash provided by financing activities was $60.7 million compared with $143.4 million in the 1994 period. Sales of FRP and FCX securities totaled $420.9 million in the six-month 1994 period.
During the six-month 1995 period, FTX sold 21.5 million shares of FCX Class A common shares to RTZ for $447 million (net of $3 million of expenses). In July 1995, RTZ purchased an additional 2.4 million shares of FCX Class A common stock from FTX for $50.2 million. During the 1995 period purchases of FTX, FCX and FRP equity securities totaled $126.1 million compared with $75.7 million in the 1994 period under an established program to acquire equity securities when warranted by market conditions. The 1995 period included net repayments of debt totaling $65 million compared with net borrowings of $143.1 million for the 1994 period. During 1995, FTX redeemed $280.8 million of its ABC debentures and $15 million of its 6.55% Senior notes while the 1994 period included payments of $142.9 million for the 10 7/8% Senior debentures. During 1995, PT-FI received $228.9 million from the sale of certain of its infrastructure assets. FTX has not paid a cash dividend during 1995, while FTX paid an aggregate of $44 million in cash dividends on its common stock during the 1994 period.

     Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through the distribution for the quarter ending December 31, 1996 (the Preference Period) before any distributions may be made to FTX. During the first quarter of 1995, FTX received a 26 cents per unit distribution on the FRP units that it owned, resulting in an additional minority interest charge of $8.8 million. During the second quarter of 1995, FTX received 64.5 cents per unit. On July 21, 1995, FRP declared a distribution of 60 cents per publicly held unit ($30.2 million) and 27 cents per FTX-owned unit ($14.6 million), payable August 15, 1995 bringing the total unpaid distribution due FTX to $368.8 million. As a result, an additional $8.4 million minority interest charge will be recognized by FTX during the third quarter of 1995. Unpaid distributions due FTX will be recoverable from one-half of the excess of future quarterly FRP distributions over 60 cents per unit for all units. The July 1995 distributable cash included $38.1 million from IMC-Agrico. FRP's future distributions will be dependent on the distributions received from IMC-Agrico and future cash flow from FRP's sulphur and oil operations. In future periods, FTX's share of the reported financial results of FRP will depend on the extent to which FTX receives its proportionate share of FRP distributions. To the extent that public unitholders receive a disproportionately large share of FRP distributions, FTX will recognize a smaller share of FRP's reported earnings than would be represented by its percentage ownership of FRP.

     Because of the recapitalization and restructuring activities discussed above, FTX's parent company obligations have been significantly reduced. However, FTX will have certain cash requirements relating to its past business activities including income tax settlements, oil and gas payments and employee benefit liabilities. It potentially could also have future cash requirements relating to its guarantee of the debt of FM Properties Inc. (Note 3). FTX anticipates that its cash distributions from FRP and amounts available to it under the new credit facility (Note 3) will be sufficient to meet these obligations. The new credit facility provides $400 million of credit available to FTX/FRP ($216 million available at July 31, 1995), and $75 million of which is available to FTX as the holding company ($75 million available at July 31, 1995). On August 1, 1995, the FTX Board of Directors established a new dividend policy for FTX common stock and declared a regular quarterly cash dividend of $0.015 per common share, payable on September 1, 1995. The new dividend policy will allow FTX to use additional available funds to repurchase FTX stock, purchase FRP units and/or invest in new growth opportunities.

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





                             FREEPORT-McMoRan INC.

                          PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

     (a) The annual meeting of the security holders of the registrant was held on May 2, 1995, and proxies for such meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (c) At the annual meeting four of the fifteen directors of the registrant were elected to a three-year term. Each of management's nominees was elected, and there was no solicitation in opposition to management's nominees. Set forth immediately below is the name of each such nominee, the number of shares voted for each such nominee, and the number of shares voted withheld from each such nominee. There were no abstentions or broker non-votes with respect to the election of directors.

                                                           Number of Shares
                                Number of Shares Voted    Voted Withheld From
       Name of Nominee               For Nominee                Nominee
 --------------------------    ------------------------   ------------------

 Gabrielle K. McDonald                115,171,075               958,220

 James R. Moffett                     115,315,045               814,250
 George Putnam                        115,296,851               832,444

 B.M. Rankin, Jr.                     113,631,159             2,498,136

     At the annual meeting, the board of directors of the registrant submitted to a vote of the security holders a proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors to audit the financial statements of the registrant and its subsidiaries for the year 1995. The security holders approved such proposal by an affirmative vote of 115,488,247 shares. There were 338,579 shares voted against such proposal, and holders of 302,469 shares abstained from voting with respect to such proposal. There were no broker non-votes with respect to such proposal.

Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

     (a) The list of exhibits appearing on page E-1 hereof and the exhibit immediately following said page are incorporated herein by reference.

     (b)  Reports on Form 8-K.

     One report on Form 8-K was filed by the registrant during the quarter for which this report is filed. The Form 8-K was executed and filed on May 26, 1995, reported information under Items 2 and 7, and contained the following financial statements for Freeport-McMoRan Inc. and its consolidated subsidiaries: Unaudited Pro Forma Statement of Income for the Year Ended December 31, 1994, Unaudited Pro Forma Statement of Income for the Three Months Ended March 31, 1995, and Unaudited Pro Forma Condensed Balance Sheet as of March 31, 1995.







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

                                        FREEPORT-McMoRan INC.





                                        By:  /s/ John T. Eads
                                             --------------------------
                                                 John T. Eads
                                        Controller - Financial Reporting
                                          (authorized signatory and
                                         Principal Accounting Officer)


Date:  August 11, 1995







                             FREEPORT-McMoRan INC.

                                 EXHIBIT INDEX

                                                                  Sequentially
                                                                    Numbered
Number                      Description                               Page
- ------                      -----------                           ------------
  2.1 Amendment dated May 31, 1995, to Agreement dated as of May 2, 1995, between Freeport-
             McMoRan Inc. and Freeport-McMoRan Copper & Gold
             Inc., on the one hand, and The RTZ Corporation
             PLC, RTZ Indonesia Limited, and RTZ America,
             Inc., on the other hand

 11.1 Freeport-McMoRan Inc. Computation of Net Income per Common and Common Equivalent Share
 27.1        Freeport-McMoRan Inc. Financial Data Schedule