Form 10-Q
period 1995-09-30
FREEPORT MCMORAN INC
filed 1995-10-25
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1995



                      Commission File Number: 1-8124



                           Freeport-McMoRan Inc.



Incorporated in Delaware                        13-3051048
                                    (IRS Employer Identification No.)


             1615 Poydras Street, New Orleans, Louisiana 70112


     Registrant's telephone number, including area code:(504) 582-4000


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  --    --

On October 20, 1995, there were issued and outstanding 28,066,098 shares of the registrant's Common Stock, par value $0.01 per share.





                           FREEPORT-McMoRan INC.

                             TABLE OF CONTENTS

                                                                    Page

Part I.  Financial Information

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


 Item 1.Financial Statements.
        ---------------------

                           FREEPORT-McMoRan INC.
                         CONDENSED BALANCE SHEETS
                                (Unaudited)

                                                September 30, December 31,
                                                    1995          1994
                                                ------------- ------------
ASSETS                                               (In Thousands)
Current assets:
Cash and short-term investments                   $   28,746   $   13,810
Accounts receivable                                   76,380       89,925
Inventories                                          106,699      109,677
Prepaid expenses and other                             6,853        7,433
                                                  ----------   ----------
  Total current assets                               218,678      220,845
Property, plant and equipment, net                   974,344      964,539
Net assets of discontinued operations                   -         328,880
Other assets                                          62,768      135,178
                                                  ----------   ----------
Total assets                                      $1,255,790   $1,649,442
                                                  ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities          $  205,296   $  191,553
Long-term debt, less current portion                 300,915    1,122,070
Accrued postretirement benefits and
  pension costs                                      165,659      158,707
Reclamation and mine shutdown reserves               133,377      112,777
Other liabilities and deferred credits               116,138       77,034
Minority interests                                   197,018      217,768
Stockholders' equity (deficit)                       137,387     (230,467)
                                                  ----------   ----------
Total liabilities and stockholders' equity        $1,255,790   $1,649,442
                                                  ==========   ==========


The accompanying notes are an integral part of these financial statements.


                           FREEPORT-McMoRan INC.
                     STATEMENTS OF INCOME (Unaudited)

                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                               -------------------  ---------------------
                                 1995       1994        1995       1994
                               --------   --------   --------    --------
                                (In Thousands, Except Per Share Amounts)
Revenues                       $243,066   $189,803   $730,943    $560,190
Cost of sales:
Production and delivery         171,232    141,356    509,658     414,302
Depreciation and
  amortization                   11,230      9,543     32,642      37,389
                               --------   --------   --------    --------
  Total cost of sales           182,462    150,899    542,300     451,691
Exploration expenses               -          -          -          5,904
General and administrative
  expenses                       28,973     13,650     59,954      45,010
                               --------   --------   --------    --------
  Total costs and expenses      211,435    164,549    602,254     502,605
                               --------   --------   --------    --------
Operating income                 31,631     25,254    128,689      57,585
Interest expense, net            (9,614)   (17,347)   (40,844)    (54,373)
Other income (expense), net         926        140      1,577      (1,113)
                               --------   --------   --------    --------
Income before income taxes
  and minority interests         22,943      8,047     89,422       2,099
(Provision) benefit for
  income taxes                     (872)     4,482     (7,429)     11,893
Minority interests in net
  income of consolidated
  subsidiaries                  (21,440)   (22,299)   (71,851)    (38,799)
                               --------   --------   --------    --------
Income (loss) from continuing
  operations before
  extraordinary item                631     (9,770)    10,142     (24,807)
Discontinued operations          24,967     21,222    340,424      73,529
                               --------   --------   --------    --------
Income before extraordinary
  item                           25,598     11,452    350,566      48,722
Extraordinary loss                 -          -          -         (9,108)
                               --------   --------   --------    --------
Net income                       25,598     11,452    350,566      39,614
Preferred dividends              (1,095)    (5,408)   (41,187)    (16,563)
                               --------   --------   --------    --------
Net income applicable to
  common stock                 $ 24,503   $  6,044   $309,379    $ 23,051
                               ========   ========   ========    ========

Net income (loss) per primary share:
  Continuing operations             $.02       $(.42)   $  .40      $(1.07)
  Discontinued operations            .88         .92     13.44        3.16
  Extraordinary loss                 -           -         -          (.39)
  Preferred dividends               (.04)       (.24)    (1.62)       (.71)
                                    ----       -----    ------      ------
                                    $.86       $ .26    $12.22      $  .99
                                    ====       =====    ======      ======
Net income (loss) per fully diluted share:
  Continuing operations             $.02       $(.42)   $  .88      $(1.07)
  Discontinued operations            .88         .92     11.53        3.16
  Extraordinary loss                 -           -         -          (.39)
  Preferred dividends               (.04)       (.24)    (1.13)       (.71)
                                    ----       -----    ------      ------
                                    $.86       $ .26    $11.28      $  .99
                                    ====       =====    ======      ======
Average common and common equivalent
  shares outstanding:
  Primary                         28,460      23,034    25,322      23,256
                                  ======      ======    ======      ======
  Fully diluted                   28,567      23,034    29,513      23,256
                                  ======      ======    ======      ======
Dividends per common share:
  Cash                              $.09       $ -       $ .09       $1.88
  Property                           -          1.58      1.56        6.11
                                    ----       -----     -----       -----
                                    $.09       $1.58     $1.65       $7.99
                                    ====       =====     =====       =====

 The accompanying notes are an integral part of these financial statements.



                           FREEPORT-McMoRan INC.
                    STATEMENTS OF CASH FLOW (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                      -------------------
                                                        1995       1994
                                                      --------   --------
Cash flow from operating activities:                     (In Thousands)
Net income                                            $350,566   $ 39,614
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Extraordinary loss                                      -         9,108
  Depreciation and amortization                         84,475     94,059
  Amortization of debt discount and financing costs     15,522     25,300
  Deferred income taxes                                 88,195     63,459
  Recognition of unearned income                       (36,207)      -
  Minority interests' share of net income              154,844    104,257
  Cash distribution from IMC-Agrico in excess of
    interest in capital                                 31,751     33,801
  Reclamation and mine shutdown expenditures            (9,215)    (6,968)
  Gain on FCX securities transactions                 (435,060)   (95,723)
  Loss on recapitalization of FTX securities            44,371       -
  (Increase) decrease in working capital, net of
    effect of acquisition:
    Accounts receivable                                 27,467      6,901
    Inventories                                        (22,318)   (18,623)
    Prepaid expenses and other                            (648)     9,262
    Accounts payable and accrued liabilities            14,517     15,858
  Other                                                  5,726     (6,350)
                                                      --------   --------
Net cash provided by operating activities              313,986    273,955
                                                      --------   --------
Cash flow from investing activities:
Capital expenditures:
  FCX                                                 (308,099)  (533,453)
  FRP                                                  (21,410)   (21,775)
  Other                                                 (1,893)   (27,912)
Sales of assets                                         23,577    110,502
                                                      --------   --------
Net cash used in investing activities                 (307,825)  (472,638)
                                                      --------   --------
Cash flow from financing activities:
Proceeds from sale of:
  FRP 8 3/4% Senior subordinated notes                $   -      $146,125
  FCX Preferred Stock                                     -       252,985
  FCX 9 3/4% Senior subordinated notes                    -       116,276
  FCX Class A common shares                            497,166       -
Purchase of FTX, FCX and FRP equity shares            (130,733)   (82,367)
Distributions paid to minority interests              (151,277)  (171,145)
Distribution of MOXY shares                               -       (35,441)
Proceeds from (repayments of) debt, net               (145,908)   145,578
Purchase/redemption of FTX securities:
  10 7/8% Senior debentures                               -      (142,919)
  ABC debentures                                      (280,826)      -
  6.55% Senior notes                                   (14,955)      -
Net proceeds from infrastructure financing             228,899     17,319
FTX cash dividends paid:
  Common stock                                          (2,740)   (44,242)
  Preferred stock                                       (7,661)   (16,641)
Other                                                    3,712      2,164
                                                      --------   --------
Net cash provided by (used in) financing activities     (4,323)   187,692
                                                      --------   --------
Net increase (decrease) in cash and short-term
  investments                                            1,838    (10,991)
Net (increase) decrease attributable to discontinued
  operations                                            13,098     (8,791)
Cash and short-term investments at beginning of year    13,810     25,987
                                                      --------   --------
Cash and short-term investments at end of period      $ 28,746   $  6,205
                                                      ========   ========

The accompanying notes are an integral part of these financial statements.



                           FREEPORT-McMoRan INC.
                       NOTES TO FINANCIAL STATEMENTS

1.  REVERSE STOCK SPLIT
In October 1995, Freeport-McMoRan Inc. (FTX) effected a one-for-six reverse split of its common stock. Accordingly, all common share and per share amounts have been restated.

2.  DISCONTINUED OPERATIONS
In July 1995, FTX distributed 117,909,323 shares of Freeport-McMoRan Copper & Gold Inc. (FCX) Class B common stock to FTX common stockholders. As a result, FTX no longer owns any interest in FCX. In connection with a recapitalization of its liabilities, FTX sold 21.5 million shares of FCX Class A common stock in May 1995 to RTZ Corporation PLC (RTZ) for $450 million cash, recognizing a pretax gain of $391.2 million, and another 2.4 million shares in July 1995 to RTZ for $50.2 million cash, recognizing a pretax gain of $43.8 million in the third quarter. FTX's financial statements have been restated to reflect the metals segment as a discontinued operation. Discontinued operations results follow (in millions):

                                       Third Quarter       Nine Months
                                      --------------   ------------------
                                       1995    1994        1995     1994
                                      -----   ------      ------   ------
Revenues                              $  -    $313.4      $830.3   $861.0
                                      =====   ======      ======   ======
Income from discontinued
  operations                          $  -     $58.4      $222.0   $153.7
Minority interest                        -     (24.1)      (83.0)   (65.5)
Provision for taxes                      -     (28.3)      (95.5)   (72.4)
                                      -----    -----      ------   ------
                                         -       6.0        43.5     15.8
Gain on FCX securities transactions    43.8     25.7       435.1     95.7
Deferred taxes no longer required        -        -         76.2       -
Recapitalization losses (Note 4)       (1.0)      -        (44.3)      -
Provision for taxes                   (17.8)   (10.5)     (170.1)   (38.0)
                                      -----    -----      ------   ------
                                      $25.0    $21.2      $340.4   $ 73.5
                                      =====    =====      ======   ======

   Income from discontinued operations includes allocated interest from FTX totaling $4.8 million for the third quarter of 1994 and $16.6 million and $14.1 million for the nine-month period of 1995 and 1994, respectively.

3.  SALE OF FREEPORT COPPER COMPANY STOCK
In September 1995, FCX paid FTX $25 million cash for 100 percent of the stock of Freeport Copper Company whose sole asset is a 50 percent interest in a joint venture with ASARCO Santa Cruz, Inc. controlling approximately 7,600 contiguous acres in Arizona. The joint venture is involved in a research project for an experimental in-situ leaching process that would be used to mine copper ore.

4.  RECAPITALIZATION ACTIVITIES
In April 1995, FTX exchanged 1.9 million FTX common shares for 4 million shares of its $4.375 Convertible Exchangeable Preferred Stock ($4.375 Preferred Stock) in accordance with an exchange offer whereby FTX temporarily increased the FTX shares issuable upon conversion. As a result of the exchange offer, FTX recorded a noncash charge of $33.5 million to preferred dividends in the second quarter of 1995. As of September 30, 1995, 1 million shares ($50.1 million) of $4.375 Preferred Stock remained outstanding and are convertible into FTX common stock at a conversion price of $27.36 per share or the equivalent of 1.8 shares of FTX common stock for each share of $4.375 Preferred Stock.

   In June 1995, FTX redeemed $749.2 million principal amount of its Zero Coupon Convertible Subordinated Debentures (ABC Debentures) for $280.8 million cash (equal to book value). Additionally in June 1995, FTX redeemed $16.4 million face amount of 6.55% Convertible Subordinated notes (6.55% Notes), with a book value of $14.1 million, for $15 million of cash. Prior to the redemption, FTX increased the number of FTX common shares that would be received upon conversion of the 6.55% Notes. Holders of $356.6 million face amount of 6.55% Notes converted their notes at the enhanced rate into 3.3 million FTX common shares, resulting in an increase of $346.4 million to stockholders' equity. FTX recorded a pretax loss on recapitalization of the ABC Debentures and 6.55% Notes totaling $44.3 million primarily because of enhancements to the conversion rates.

5. NEW CREDIT FACILITY
In July 1995, FTX entered into a new credit facility providing $400 million of credit, all of which is available to Freeport-McMoRan Resource Partners, Limited Partnership (FRP) and $75 million of which is available to FTX as the holding company. The new variable rate facility matures July 2000 and has covenants and security requirements which are similar to FTX's previous credit agreement.

   As part of the FTX restructuring, FCX assumed an obligation to guarantee up to $90 million of the indebtedness of FM Properties Inc.
(FMPO)and FTX is paying an annual three percent fee to FCX on the amount guaranteed. FTX agreed to guarantee an aggregate additional amount of FMPO debt of up to approximately $60 million. At September 30, 1995, the indebtedness of FMPO totaled approximately $116 million, of which $26 million was guaranteed by FTX.

6.  ACQUISITION
In January 1995, FRP acquired essentially all of the domestic assets of Pennzoil Co.'s sulphur division. Pennzoil will receive quarterly payments from FRP over 20 years based on the prevailing price of sulphur. The installment payments may be terminated earlier by FRP through the exercise of a $65 million call option or by Pennzoil through a $10 million put option. Neither option may be exercised prior to 1999. The purchase price allocation follows (in thousands):

Current assets                                                     $ 5,635
Current liabilities                                                (14,065)
Property, plant and equipment                                       60,159
Accrued long-term liabilities                                      (51,729)
                                                                   -------
  Net cash investment                                              $  -
                                                                   =======

   Accrued long-term liabilities include the estimated future installment payments based on the prevailing sulphur price upon acquisition and estimated future reclamation and mine shutdown costs.

7.  PARENT COMPANY BALANCE SHEETS
The unaudited, unconsolidated condensed balance sheet of FTX as of September 30, 1995 follows (in thousands):


Cash and short-term investments                             $  4,891
Accounts receivable from FRP                                  46,000
Other current assets                                          26,744
Property, plant and equipment, net                            49,053
Investment in FRP                                            209,314
Investment in FCX                                               -
Other assets                                                   6,108
                                                            --------
  Total assets                                              $342,110
                                                            ========

Accounts payable and accrued liabilities                    $100,918
Long-term debt                                                  -
Other liabilities and deferred credits                       103,805
Stockholders' equity                                         137,387
                                                            --------
  Total liabilities and stockholders' equity                $342,110
                                                            ========


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


Item 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

RESTRUCTURE AND RECAPITALIZATION
In October 1995, Freeport-McMoRan Inc. (FTX) effected a one-for-six reverse split of its common stock. Accordingly, all common and per share amounts have been restated.

   In July 1995, FTX declared a special tax-free dividend of the Class B common stock of Freeport-McMoRan Copper & Gold Inc. (FCX) to FTX common stockholders (Note 2). Prior to the distribution, FTX completed certain recapitalization activities, including the sale of 23.9 million shares of FCX Class A common stock for $500.2 million (Note 2), the conversion/redemption of FTX's preferred stock and publicly held debt securities (Note 4) and the repayment of FTX's parent company bank borrowings using a portion of the proceeds from the FCX Class A common stock sale. These activities allowed for the separation of FTX's copper/gold and agricultural minerals businesses into two independent financial and operating entities. FTX's ongoing business operations now essentially consist of its 51.4 percent ownership in Freeport-McMoRan Resource Partners, Limited Partnership (FRP).

RESULTS OF OPERATIONS
Because FTX no longer owns any interest in FCX, FTX's financial results were restated to reflect the FCX metals segment as discontinued operations.

                                     Third Quarter        Nine Months
                                  ------------------   ------------------
                                   1995        1994      1995       1994
                                  ------      ------    ------     ------
                                   (In Millions, Except Per Share Amounts)
Revenues                          $243.1      $189.8    $730.9     $560.2
Operating income                    31.6 a      25.3     128.7 a     57.6
Income (loss) from continuing
  operations b                    $  0.6 a    $ (9.8)   $ 10.2 a   $(24.8)
Discontinued operations (Note 2)    25.0        21.2     340.4       73.5
Extraordinary loss                    -           -         -        (9.1)
Preferred dividends (Note 4)        (1.1)       (5.4)    (41.2)     (16.5)
                                  ------      ------    ------     ------
Net income to common stock        $ 24.5      $  6.0    $309.4     $ 23.1
                                  ======      ======    ======     ======


a. Includes a $12.3 million noncash general and administrative expense charge ($3.9 million to net income) under FTX's incentive compensation program resulting from the rise in its common stock price during the third quarter.

b. Includes minority interests after-tax charges of $5.2 million and $7.1 million for the third quarter of 1995 and 1994, respectively, and $10.2 million and $7.1 million for the nine-month period of 1995 and 1994, respectively, because FTX was not paid a proportionate share of FRP distributions during the period. For the third-quarter and nine-month periods of 1994, FTX also recognized $4.6 million and $32.6 million, respectively, of the gain deferred in connection with the public sale of FRP units in 1992.

   FTX benefited from significantly higher operating results from its agricultural minerals segment during the 1995 periods, reflecting the strengthening in the phosphate fertilizer markets which began in mid-1993 and has continued throughout 1995. FTX has not incurred any exploration costs subsequent to the May 1994 formation of McMoRan Oil & Gas Co. (MOXY).
 Interest expense was lower in the 1995 quarter because of reductions to debt levels, which will continue to benefit future periods. Minority interests share of 1995 net income reflects the higher level of earnings at FRP and the minority interest charge discussed above.

Agricultural Minerals Operations
--------------------------------
FTX's agricultural minerals segment, which includes FRP's fertilizer and phosphate rock operations (conducted through IMC-Agrico)and its sulphur business, reported third-quarter 1995 operating income of $40.9 million on revenues of $234.7 million compared with operating income of $33.4 million on revenues of $182.2 million for the 1994 period. Operating income for the first nine months of 1995 was $145.1 million on revenues of $703.6 million compared with operating income of $84.8 million on revenues of $531.2 million for the year-ago period. Significant items impacting operating income follow (in millions):

                                                        Third         Nine
                                                       Quarter       Months
                                                       -------       ------
Agricultural minerals operating income - 1994            $33.4        $84.8
                                                         -----       ------
Increases (decreases):
  Sales volumes                                           17.4         70.4
  Realizations                                            31.7         99.8
  Other                                                    3.4          2.2
                                                         -----       ------
    Revenue variance                                      52.5        172.4
  Cost of sales                                          (35.0)a     (102.7)a
  General and administrative and other                   (10.0)b       (9.4)b
                                                         -----       ------
                                                           7.5         60.3
                                                         -----       ------
Agricultural minerals operating income - 1995            $40.9       $145.1
                                                         =====       ======

a. Includes a reduction to depreciation and amortization of $6 million and $7.7 million for the third quarter of 1995 and 1994, respectively, and $22.1 million and $14.9 million for the nine-month period of 1995 and 1994, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions.

b.  Includes $8.5 million of the stock option charge discussed earlier.

     FRP's third-quarter 1995 phosphate fertilizer sales volumes were higher than those of the year-ago quarter, with IMC-Agrico experiencing continued excellent export demand and strengthening domestic sales for diammonium phosphate (DAP), its principal fertilizer product. These increased exports coupled with the seasonal rebound in fall domestic movement caused IMC-Agrico to restart its Taft fertilizer facility in August 1995. Despite current industrywide capacity utilization approaching 100 percent, domestic phosphate fertilizer producer inventories have recently declined. This tight supply/demand situation is reflected in the improved phosphate fertilizer realizations. FRP's average DAP realization increased 15 percent from the year-ago period (up 3 percent from the previous quarter). FRP's 1995 DAP realizations include large forward sales to China at below current market prices, contracted during mid-1995 and late-1994 at then market terms. Unit production costs benefited from ongoing cost savings achieved at IMC-Agrico, somewhat offset by higher raw material costs for ammonia.

     Fertilizer prices continue to rise into the fourth quarter and are expected to remain firm for the near term, as the tight supply/demand situation benefits producers at a time when no operable idle capacity exists and several turnarounds are planned, including IMC-Agrico facilities. Furthermore, strong domestic demand is expected to continue into the spring of 1996 due to an expectation of a 13 percent increase in planted corn acreage. Domestic corn and wheat ending stocks are currently forecast to be at their lowest level in 20 years further strengthening grain prices and the outlook for next spring's fertilizer use. FRP's export sales through year-end 1995 will continue to come principally from the agreement that was reached with China. IMC-Agrico is committed to maintaining a reasonable balance between supply and demand and will adjust production levels in response to market conditions.

     FRP's third-quarter 1995 phosphate rock sales volumes were essentially unchanged from the year-ago quarter. Ongoing phosphate rock sales volumes will be negatively impacted by the expiration of a contract providing annual sales of 1.5 million tons net to FRP. However, because of the low margin associated with these sales, the impact to FRP's earnings is not significant.

     FRP's Main Pass and Culberson sulphur mines continued to perform well during the quarter compared with the 1994 period when FRP had only the Main Pass mine in operation. The 1995 quarter was hampered by the precautionary shutting-in of Main Pass production because of a hurricane in the Gulf of Mexico. FRP's increased production capacity, combined with continued strong demand from the domestic phosphate fertilizer industry, resulted in a 33 percent increase in sales volumes. FRP also benefited from the continued strengthening in Tampa, Florida sulphur prices. To the extent U.S. phosphate fertilizer production remains strong, improved sulphur demand is expected to continue, although the availability of Canadian sulphur limits the potential for significant price increases.

                                   Third Quarter          Nine Months
                               --------------------   -------------------
                                  1995      1994         1995      1994
                               --------- ----------   --------- ---------
Phosphate fertilizers - primarily DAP
  Sales (short tons) a           891,600    840,100   2,551,900 2,368,900
  Average realized price b
    All phosphate
      fertilizers                $167.96    $145.93     $165.17   $141.65
    DAP                           173.50     151.25      170.69    146.65
Phosphate rock
  Sales (short tons) a         1,051,500  1,062,500   3,611,700 3,073,100
  Average realized price b        $21.53     $19.91      $21.94    $21.59
Sulphur
  Sales (long tons) c            751,300    562,900   2,284,600 1,586,500

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

c. Includes internal consumption totaling 187,100 tons and 189,700 tons for the third quarter of 1995 and 1994, respectively, and 555,700 tons and 564,500 tons for the nine-month period of 1995 and 1994, respectively.

Oil And Gas Operations
----------------------
Prior to the May 1994 distribution of MOXY shares, FTX's oil and gas operations included exploring for new reserves. These activities generated losses of $0.7 million and $11.7 million for the third-quarter and nine-month periods of 1994, respectively. FTX's only significant oil and gas operations subsequent to the MOXY distribution are FRP's production of oil at Main Pass, as follows:

                                     Third Quarter        Nine Months
                                  ------------------ ----------------------
                                   1995        1994     1995         1994
                                 -------     ------- ---------    ---------
Sales (barrels)                  524,600     417,900 1,686,400    1,853,000
Average realized price            $15.58      $14.94    $15.86       $13.34
Earnings (in millions)             $(1.0)        $.2      $1.5         $2.2

     Main Pass oil operating income was impacted by $1.4 million of the previously discussed stock option charge. Third-quarter 1995 oil production reflects the hurricane-related shut in and certain workover activities. Net production for 1995 is estimated to total approximately
2.3 million barrels.

CAPITAL RESOURCES AND LIQUIDITY
Cash flow from operating activities increased during the first nine months of 1995 to $314 million, compared with $274 million for the 1994 period, primarily because of the significant increase in operating income. Cash flow from operating activities included cash from discontinued operations totaling $138.6 million and $162.9 million in 1995 and 1994, respectively.
 Net cash used in investing activities was $307.8 million compared with $472.6 million for the 1994 period. The 1995 period reflects lower expenditures by discontinued operations and the 1994 period includes $110.5 million from the sale of assets. Net cash used in financing activities was $4.3 million compared with $187.7 million provided by financing activities in the 1994 period. During the nine-month 1995 period, FTX sold 23.9 million shares of FCX Class A common shares to RTZ for $497.2 million (net of $3 million of expenses), while sales of FRP and FCX securities totaled $515.4 million in the nine-month 1994 period. During the 1995 period purchases of FTX, FCX and FRP equity securities totaled $130.7 million compared with $82.4 million in the 1994 period under an established program to acquire equity securities when warranted by market conditions. The 1995 period included net repayments of debt totaling $145.9 million compared with net borrowings of $145.6 million for the 1994 period. During 1995, FTX redeemed $280.8 million of its ABC debentures and $15 million of its 6.55% Senior notes while the 1994 period included payments of $142.9 million for the 10 7/8% Senior debentures. During 1995, FCX received $228.9 million from the sale of certain of its infrastructure assets. After the first quarter of 1994 and prior to the FCX spinoff, FTX had been distributing FCX common stock in lieu of paying cash dividends.

     On October 17, 1995, IMC-Agrico acquired the animal feed ingredients business of Mallinckrodt Group Inc. for $110 million cash. Mallinckrodt's animal feed ingredients business is one of the world's largest producers of phosphate-based animal feed ingredients with an annual capacity in excess of 700,000 tons. This business is IMC-Agrico's largest phosphoric acid customer, consuming nearly 300,000 tons per year or about seven percent of IMC-Agrico's phosphoric acid capacity. This acquisition provides high quality diversification and growth for IMC-Agrico and enhances the joint venture's flexibility in maximizing returns from its core phosphate production.

    Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through the distribution for the quarter ending December 31, 1996 (the Preference Period) before any distributions may be made to FTX. On October 20, 1995, FRP declared a distribution of 60 cents per publicly held unit ($30.2 million) and 34 cents per FTX-owned unit ($18.3 million), payable November 15, 1995, bringing the total unpaid distribution due FTX to $382.4 million. As a result, an additional $6.6 million minority interest charge will be recognized by FTX during the fourth quarter of 1995. Unpaid distributions due FTX will be recoverable from one-half of the excess of future quarterly FRP distributions over 60 cents per unit for all units. The October 1995 distributable cash included $49.2 million from IMC-Agrico. FRP's future distributions will be dependent on the distributions received from IMC-Agrico and future cash flow from FRP's sulphur and oil operations. In future periods, FTX's share of the reported financial results of FRP will depend on the extent to which FTX receives its proportionate share of FRP distributions. To the extent that public unitholders receive a disproportionately large share of FRP distributions, FTX will recognize a smaller share of FRP's reported earnings than would be represented by its percentage ownership of FRP.

    Because of the recapitalization and restructuring activities discussed above, FTX's parent company obligations have been significantly reduced. However, FTX will have certain cash requirements relating to its past business activities including income tax settlements, oil and gas payments and employee benefit liabilities. It potentially could also have future cash requirements relating to its guarantee of the debt of FM Properties Inc. (Note 5). FTX anticipates that its cash distributions from FRP and amounts available to it under the new credit facility (Note 5) will be sufficient to meet these obligations. The new credit facility provides $400 million of credit available to FTX/FRP ($227 million available at October 20, 1995), and $75 million of which is available to FTX as the holding company ($75 million available at October 20, 1995). In August 1995, the FTX Board of Directors established a new dividend policy for FTX common stock and declared a regular quarterly cash dividend of $0.09 per common share. The new dividend policy will allow FTX to use additional available funds to purchase FTX stock, purchase FRP units and/or invest in new growth opportunities.

                     --------------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.




                           FREEPORT-McMoRan INC.

                        PART II.  Other Information



Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a) The list of exhibits appearing on page E-1 hereof and the exhibits immediately following said page are incorporated herein by reference.

     (b)  Reports on Form 8-K.

     One report on Form 8-K was filed by the registrant during the quarter for which this report is filed. The Form 8-K was executed and filed on July 11, 1995, reported information under Items 2 and 7, and contained the following financial statements for Freeport-McMoRan Inc.: Unaudited Pro Forma Statement of Income for the Year Ended December 31, 1994, Unaudited Pro Forma Statement of Income for the Three Months Ended March 31, 1995, and Unaudited Pro Forma Condensed Balance Sheet as of March 31, 1995.


                           FREEPORT-McMoRan INC.


                                 SIGNATURE
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FREEPORT-McMoRan INC.





                                   By:  /s/  John T. Eads
                                       ---------------------------
                                            John T. Eads
                                   Controller - Financial Reporting
                                     (authorized signatory and
                                    Principal Accounting Officer)


Date:  October 25, 1995


                           FREEPORT-McMoRan INC.

                               EXHIBIT INDEX

                                                             Sequentially
                                                               Numbered
Number                   Description                             Page
------                   -----------                         ------------
   2.1 Distribution Agreement dated as of July 5, 1995, between Freeport-McMoRan Inc. ("FTX") and
          Freeport-McMoRan Copper & Gold Inc. ("FCX")

   4.1    Credit Agreement dated as of June 30, 1995, among
          FTX, Freeport-McMoRan Resource Partners, Limited
          Partnership, certain banks, Chemical Bank
          ("Chemical"), as Administrative Agent and
          Collateral Agent, and The Chase Manhattan Bank
          (National Association) ("Chase"), as Documentary
          Agent

   4.2    Credit Agreement dated as of June 30, 1995, among
          FTX, FCX, FM Properties Operating Co. ("FMPOC"), certain banks, Chemical, as Administrative Agent, and Chase, as Documentation Agent

   4.3    FTX Guaranty Agreement dated as of July 17, 1995

   4.4 Second Amended and Restated Note Agreement dated as of June 30, 1995, among FTX, FCX, FMPOC,
          Chemical, and Hibernia National Bank,
          individually and as Agent

   11.1 Freeport-McMoRan Inc. Computation of Net Income per Common and Common Equivalent Share

   27.1   Freeport-McMoRan Inc. Financial Data Schedule