Form 10-K405
period 1995-12-31
FREEPORT MCMORAN INC
filed 1996-03-29
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                       FORM 10-K
(Mark One)
  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995
                                OR
  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period From .......... to ..........
                       Commission file number 1-8124

                           Freeport-McMoRan Inc.

            DELAWARE                                   13-3051048
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

          1615 Poydras Street
          New Orleans, Louisiana                                70112
 (Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code:  (504) 582-4000

     Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
      Title of Each Class                                 Which Registered
      ___________________                                 ________________

      Common Stock Par Value $.01 per Share           New York Stock Exchange

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
Yes   X    No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,133,832,000 on March 8, 1996.

On March 8, 1996, there were issued and outstanding 27,307,870 shares of the Registrant's Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to stockholders for the year ended December 31, 1995 are incorporated by reference into Parts II and IV of this Report and portions of the registrant's Proxy Statement dated March 22, 1996, submitted to the registrant's stockholders in connection with its 1996 Annual Meeting to be held on April 30, 1996 are incorporated by reference into Part III of this Report.
_______________________________________________________________________________

                              TABLE OF CONTENTS
                                                                          Page

Part I.......................................................................1
Items 1. and 2. Business and Properties......................................1
      Overview...............................................................1
              General........................................................1
              Recapitalization Activities and Distribution of FCX............1
      Agricultural Minerals..................................................2
              Introduction...................................................2
              Fertilizer Business-IMC-Agrico Company.........................3
              Phosphate Rock.................................................4
              Phosphate Fertilizers..........................................4
              Animal Feed Ingredients........................................5
              Marketing......................................................5
      Sulphur Business.......................................................5
              Production.....................................................6
              Marketing......................................................6
      Oil and Natural Gas....................................................6
      General................................................................7
              Competition....................................................7
              Operating Hazards..............................................7
              Environmental Matters..........................................7
      Relationship between the FTX Group and FRP.............................8
              Management and Ownership.......................................8
              Credit Arrangements............................................8
              Conflicts of Interest..........................................9
              Administrative Services Agreement..............................9
      Employees..............................................................9
Item 3. Legal Proceedings...................................................10
Item 4. Submission of Matters to a Vote of Security Holders.................10
      Executive Officers of the Registrant..................................10

Part II.....................................................................11
Item 5. Market for Registrant's  Common Equity and Related
        Stockholder Matters.................................................11
Item 6. Selected Financial Data.............................................11
Item 7. Management's  Discussion and  Analysis  of  Financial  Condition
        and Results of Operations...........................................11
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants  on  Accounting and
        Financial Disclosure................................................11

Part III....................................................................12
Item 10. Directors and Executive Officers of the Registrant.................12
Item 11. Executive Compensation.............................................12
Item 12. Security Ownership of Certain Beneficial Owners and Management.....12
Item 13. Certain Relationships and Related Transactions.....................12

Part IV.....................................................................13
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....13

Signatures.................................................................S-1

Index to Financial Statements..............................................F-1

Report of Independent Public Accountants...................................F-1

Exhibit Index..............................................................E-1

                                    PART I

Items 1. and 2. Business and Properties.

OVERVIEW

General

      Freeport-McMoRan Inc., a Delaware corporation formed in 1981 ("FTX" or the "Company") through Freeport-McMoRan Resource Partners, Limited Partnership ("FRP") is engaged in the mining and sale of phosphate rock, the production, distribution and sale of phosphate-based fertilizers and animal feed ingredients, and is the largest producer of Frasch sulphur in the world. See "Agricultural Minerals." Through FRP, FTX is also engaged in the purchase, transportation, terminalling and sale of sulphur and the production of oil and natural gas. See "Oil and Natural Gas." Prior to the restructuring of FTX completed in the third quarter of 1995, FTX also engaged in the exploration for, and development, mining and processing of copper, gold and silver in
Indonesia  and  in  the  marketing  of  concentrates  containing  such  metals worldwide through Freeport-McMoRan Copper & Gold Inc. ("FCX"). See "- Recapitalization Activities and Distribution of FCX."

      Until December 31, 1995, FTX provided general executive, administrative and other services to FRP, FCX, McMoRan Oil & Gas Co., a Delaware corporation engaged in oil and natural gas exploration activities ("MOXY") and FM
Properties Operating Co., a Delaware general partnership engaged in the acquisition, development and marketing of real estate in the Austin, Dallas, Houston and San Antonio, Texas areas ("FMP"). Since January 1, 1996, substantially the same services have been provided to these companies and partnership and to FTX on substantially the same terms and conditions by FM Services Company ("FMS"), a company owned 50% by each of FTX and FCX. See "Relationship between the FTX Group and FRP - Administrative Services Agreements."

Recapitalization Activities and Distribution of FCX

      In July 1995 the Company divested all ownership interest in FCX through the distribution of all shares of FCX Class B common stock owned by it to FTX shareholders, thus completing the separation of the two principal businesses theretofore conducted by FTX into two independent financial and operating entities -- copper and gold conducted by FCX and its affiliates, and agricultural minerals conducted by FRP and its affiliates. Prior to the restructuring, FTX owned 68.9% of the outstanding common stock of FCX. As a result of the July 1995 distribution of FCX stock, FTX no longer owns any interest in FCX. In connection with the divestiture, FTX conducted substantial recapitalization and restructuring activities. Certain of these actions taken by FTX during 1995 in connection with its restructuring and divestiture of FCX are summarized below:

      - April 1995: FTX issued approximately 11.4 million shares of FTX common stock in exchange for approximately four million shares of its $4.375 Convertible Exchangeable Preferred Stock (the "Preferred Stock") pursuant to an exchange offer to holders of Preferred Stock at an exchange ratio of 2.85 shares of FTX common stock for each share of Preferred Stock, reflecting an enhancement of 0.5 share of FTX common stock over the Preferred Stock conversion ratio. As of December 31, 1995, approximately one million shares of Preferred Stock remained outstanding and convertible into an aggregate of 1.8 million shares of FTX common stock, after adjustment for the reverse stock split described below. The Preferred Stock was privately placed and is not listed for trading on any exchange.

      - May and July 1995: The RTZ Corporation PLC ("RTZ") acquired from FTX 21.5 million shares of FCX Class A common stock in May 1995 for $450 million and 2.4 million shares of FCX Class A common stock in July 1995 for $50.2 million. The proceeds of these sales were used to redeem certain securities described below and to retire FTX's bank debt.

      - June 1995: FTX redeemed approximately $749.2 million principal amount of its outstanding Zero Coupon Convertible Subordinated
            Debentures  due  2006  (the  "ABC Securities")  for  approximately
            $280.8 million. Approximately $500,000 principal amount of ABC securities were converted into 7,040 shares of FTX common stock prior to the redemption. Funds for the redemption were provided from the sale of FTX common stock to RTZ in May 1995.

      - June 1995: FTX redeemed approximately $16.4 million principal amount of its 6.55% Convertible Subordinated Notes due January 15, 2001 (the "Notes") for approximately $15 million. Approximately $356.6 million principal amount of the Notes were converted into 19.9 million shares of FTX common stock, reflecting an enhanced conversion ratio of 55.95 shares of FTX common stock for each $1,000 principal amount of Notes.

      - July 1995: FTX entered into a new credit facility currently providing $300 million of credit, all of which is available to FRP and $75 million of which is available to FTX. See "Relationship between the FTX Group and FRP - Credit Arrangements." FCX assumed an obligation of FTX to guaranty up to $90 million of the indebtedness of FMPO, and FTX agreed to pay an annual fee to FCX for such guaranty and to guaranty up to an additional approximately $60 million of FMPO debt. At December 31, 1995, the indebtedness of FMPO totalled approximately $121.3 million, of which $45.0 million was guaranteed by FTX.

      - July 1995: FTX declared and paid a special tax-free distribution of all of the approximately 118 million FCX Class B common shares then owned by FTX to holders of its common stock. Pursuant to the distribution, FTX stockholders received 0.701734 shares of FCX Class B common stock per share of FTX common stock.

      - September 1995: FTX sold its wholly owned subsidiary, Freeport Copper Company ("FCC") to FCX for $25 million. FCC's sole asset is a fifty percent interest in a joint venture controlling approximately 7,600 acres in Arizona, which is involved in research projects for an experimental in-situ leaching process that would be used to mine copper.

      -     October  1995:   FTX stockholders approved a  one-for-six  reverse
            split of FTX common stock, reducing the number of outstanding shares from approximately 168.4 million to 28.1 million.

      In order to ensure the tax-free nature of the distribution of FCX Class B common stock, FTX has agreed that, unless it obtains an opinion of tax counsel or supplemental ruling from the Internal Revenue Service that the tax free nature of the distribution would not be adversely affected, until July 17, 1997, it will (i) not dispose of any interest in FRP, (ii) use its best efforts to remain managing general partner of FRP and cause its business to be conducted substantially unchanged, (iii) take no affirmative steps to merge, liquidate or, except in the ordinary course of business, sell any of its or FRP's assets, or (iv) subject to certain permitted conditions, not redeem or re-acquire shares of its common stock or re-acquire shares of FCX Class B common stock. FTX and FCX also agreed to transition certain management services to FCX by July 17, 1996. See "Relationship between the FTX Group and FRP - Administrative Services Agreement." FTX has no present intention of taking any action that would be inconsistent with this agreement at any time in the future.


AGRICULTURAL MINERALS

Introduction

      The Company's agricultural minerals business is conducted through FRP, a Delaware limited partnership organized in 1986 in which FTX owned as of December 31, 1995 an approximately 51.5% interest and served as administrative managing general partner. Through its joint venture interest in IMC-Agrico Company, a Delaware general partnership ("IMC-Agrico"), FRP is the world's largest and one of the world's lowest cost producers, marketers and distributors of phosphate fertilizer, with operations in Central Florida and on the Mississippi River in Louisiana. FRP's Main Pass sulphur mine, offshore Louisiana in the Gulf of Mexico, and its Culberson mine in Texas, also make FRP the largest producer of Frasch sulphur in the world. The combined sulphur and phosphate mining and fertilizer production operations provide FRP with the competitive advantages of vertical integration and operating efficiencies and reduce the sensitivity of FRP's phosphate fertilizer costs to changes in raw materials prices.

      IMC-Agrico's business includes the mining and sale of phosphate rock and the production, marketing and distribution of phosphate fertilizers and animal feed ingredients. IMC-Agrico was formed as a joint venture partnership in July 1993 when FRP and IMC Global Inc. ("IMC") contributed their respective phosphate fertilizer businesses to IMC-Agrico. FRP believes that the combination of its internal production of raw materials, through its sulphur division and the IMC-Agrico joint venture, and the strategic location of IMC-Agrico's fertilizer operations provide it with a competitive advantage over other fertilizer producers.

      FRP's sulphur operations include the mining, purchase, transportation, terminalling and marketing of sulphur. The Main Pass deposit, which was discovered in 1988, contains the largest known sulphur reserve in North America. FRP's Main Pass offshore mining complex is the largest structure of its type in the Gulf of Mexico and one of the largest in the world. The mining complex reached full design capacity of 5,500 long tons per day in December 1993 and has since operated at or above design level. FRP has a 58.3% interest in the Main Pass mine and serves as its manager and operator. In January 1995, FRP began operating the Culberson mine when it acquired substantially all of the domestic assets of Pennzoil Sulphur Co. ("Pennzoil"). As of December 31, 1995, the Main Pass and Culberson mines were estimated to contain proved and probable sulphur reserves totaling 55.2 million long tons net to FRP.

      Main Pass also contains proved oil reserves from which FRP produces and sells oil for the Main Pass joint venture. Oil production averaged approximately 12,400 barrels per day (6,000 barrels net to FRP) during the year ended December 31, 1995. As of December 31, 1995, Main Pass was estimated to contain 15.9 million barrels (6.6 million barrels net to FRP) of proved oil reserves.

      FRP continues to benefit from significant improvements in phosphate fertilizer markets that began in late 1993 and continue into 1996. FRP's 1995 average realization for its principal fertilizer product, diammonium phosphate ("DAP"), increased approximately 55% to approximately $175 per short ton from the 1993 average of approximately $113 per short ton. In late March 1996, the spot market price for DAP as quoted in industry publications was approximately $200 per short ton, FOB Central Florida.

Fertilizer Business-IMC-Agrico Company

      In July 1993, FRP and IMC contributed to IMC-Agrico their respective phosphate fertilizer businesses, including the mining and sale of phosphate rock and the production, marketing and distribution of phosphate fertilizers. At the time, FRP and IMC were among the largest and lowest cost phosphate fertilizer producers in the world. The formation of IMC-Agrico has reduced production costs by permitting the more efficient use of existing plant capacity as well as eliminating duplicative administrative and marketing functions.

      IMC-Agrico makes quarterly cash distributions to FRP and IMC, based on sharing ratios that vary from year to year until the fiscal year ending June 30, 1998. As a result of an agreement reached in January 1996, FRP's Current Interest was increased by 0.85% effective as of March 1, 1996, and on July 1, 1996, FRP's Capital Interest will also be increased by 0.85%. FRP's Current Interest and its Capital Interest as adjusted to give effect to the increases described above, are as follows:

     Fiscal Year                        Current Interest     Capital Interest
     Ending June 30                        As Adjusted          As Adjusted
     ______________                     ________________     ________________
     1996 . . . . . . . . . .                 53.95%               43.60%
     1997 . . . . . . . . . .                 54.35%               43.05%
     1998 and thereafter. . .                 41.45%               41.45%

                The IMC-Agrico policy committee establishes policies relating to the strategic direction of IMC-Agrico and assures that its policies are implemented. FRP and IMC have equal representation on the policy committee. The policy committee has the sole authority to make certain decisions affecting IMC-Agrico, including the authorization of certain expansion capital expenditures, incurring certain indebtedness, approving significant acquisitions and dispositions and certain other decisions.

                In January 1996, IMC-Agrico's day-to-day management was restructured so that it operates substantially as a stand-alone entity. Included in the restructuring was the establishment of a new office of the president of IMC-Agrico who is responsible for managing its business affairs. The president is appointed by IMC subject to the approval of the policy committee. An executive officer of FRP was selected as the initial president of IMC-Agrico and has joined IMC-Agrico in that role. The president reports to IMC who maintains responsibility for the operation of IMC-Agrico, subject to the terms of the partnership agreement governing IMC-Agrico and the direction of the policy committee.

Phosphate Rock

                IMC-Agrico's phosphate mining operations and production plants, located in Polk, Hillsborough, Hardee and Manatee Counties in central Florida, produce phosphate rock principally for the manufacture of phosphate fertilizers. IMC-Agrico sells phosphate rock to foreign distributors, domestic animal feed manufacturers and other phosphate fertilizer producers. IMC-Agrico uses phosphate rock internally in the production of phosphate fertilizers at its plants located in central Florida and in Louisiana. Phosphate rock is generally mixed with sulphuric acid to produce phosphoric acid from which various granulated phosphate products can be produced. IMC-Agrico's annual phosphate rock mining capacity is approximately 27 million tons per year and currently accounts for approximately 50% of domestic phosphate rock mining capacity and 19% of the western world's capacity. IMC-Agrico produced approximately 25 million tons of phosphate rock during the year ended December 31, 1995.

                As of December 31, 1995, FRP's share of IMC-Agrico's proved and probable phosphate rock reserves were approximately 186.4 million short tons that are mineable from existing operations, plus an additional 183.8 million short tons of phosphate rock deposits. Deposits are ore bodies which require additional economic and mining feasibility studies before they can be classified as reserves. These reserves are either owned by IMC-Agrico or controlled by it through long-term lease or royalty arrangements.

Phosphate Fertilizers

                IMC-Agrico manufactures phosphate fertilizers, principally DAP, monoammonium phosphate ("MAP") and granular triple superphosphate ("GTSP"), and related products, including sulphuric acid, phosphoric acid, anhydrous ammonia and urea. IMC-Agrico's fertilizer operations consist of six phosphoric acid and fertilizer manufacturing facilities, three in central Florida and three on the Mississippi River in Louisiana.

                IMC-Agrico's  New  Wales, Nichols and South Pierce plants  are located in Florida. The New Wales complex, located near Mulberry, Florida, primarily produces DAP, MAP, GTSP and merchant grade phosphoric acid. The New Wales plant also produces animal feed ingredients (see "Animal Feed Ingredients"). The Nichols plant, located in Nichols, Florida, produces DAP, sulphuric acid and phosphoric acid. The South Pierce plant, located in Bartow, Florida, produces GTSP, sulphuric acid and phosphoric acid.

                IMC-Agrico's Faustina, Uncle Sam and Taft plants are located in Louisiana. The Faustina plant, located in Donaldsonville, Louisiana, produces DAP, MAP, anhydrous ammonia, urea, sulphuric acid and phosphoric acid. The Uncle Sam plant, located at Uncle Sam, Louisiana, produces sulphuric acid and phosphoric acid which is then shipped to the nearby Faustina and Taft plants, where it is used to produce DAP and MAP. The Taft plant, located in Taft, Louisiana, produces DAP and MAP. As market conditions dictate, operations at Taft are suspended by IMC-Agrico to avoid building excessive inventories.

                Phosphate rock, sulphur and ammonia are the three principal raw materials used in the production of phosphate fertilizers. Phosphate rock is supplied by IMC-Agrico's Florida mines. FRP supplies its share of IMC-Agrico's sulphur requirements through its production from the Main Pass and Culberson mines and IMC supplies IMC-Agrico with its sulphur requirements from its share of Main Pass production and purchases from third parties, including FRP. IMC-Agrico's ammonia needs are fulfilled by internal production from its Faustina plant and third party domestic suppliers under long-term contracts.

                IMC-Agrico's phosphoric acid capacity is approximately 4.0 million tons of contained P2O5 (P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide), which represents approximately 32% of U.S. production capacity and 11% of world capacity. IMC-Agrico operated at approximately 97% of P2O5 capacity in 1995 as compared to 93% in 1994.

                IMC-Agrico's plants have an estimated annual sustainable capacity to produce approximately 8.2 million tons of granulated phosphates (DAP, MAP and GTSP), 10.4 million tons of sulphuric acid, 260,000 tons of urea and 565,000 tons of anhydrous ammonia. During 1995, IMC-Agrico produced approximately 7.6 million tons of granulated phosphates, as compared to 7.1 million tons in 1994.

Animal Feed Ingredients

                In October 1995, IMC-Agrico acquired the animal feed ingredients business of Mallinckrodt Group Inc. for $110 million cash. Prior to the acquisition, this business was IMC-Agrico's largest P2O5 customer, consuming nearly 300,000 tons per year (approximately 7% of IMC-Agrico's capacity). FRP's portion of the purchase price was $46.2 million and was funded by borrowings under its credit facility. See "Relationship Between the FTX Group and FRP - Credit Arrangements."

                Prior to the acquisition, IMC-Agrico managed Mallinckrodt's animal feed plant operations on a contractual basis. The principal manufacturing facilities of the animal feed operations are located within IMC-Agrico's New Wales complex. This newly acquired business is one of the world's largest producers of phosphate-based animal feed ingredients and enhances IMC-Agrico's flexibility in maximizing returns from its core phosphate production.

Marketing

                IMC-Agrico sells its fertilizer products in the domestic and export markets under spot market and long-term contract terms. IMC-Agrico markets its products domestically throughout the eastern two-thirds of the United States. In 1995, approximately 40% of IMC-Agrico's phosphate fertilizer shipments were sold in the domestic market. Approximately 60% of IMC-Agrico's phosphate rock production was used in 1995 to produce phosphate fertilizers at its plants in Florida and Louisiana, with a majority of the remaining amount sold in the domestic market.

                Virtually all of FRP's export sales of phosphate fertilizers are marketed through the Phosphate Chemical Export Association ("Phoschem"), a Webb-Pomerene Act association. Since January 1995, IMC has been responsible for marketing DAP, MAP and GTSP for PhosChem's members. This marketing arrangement allows IMC-Agrico to interface directly with its major international customers and enhances its ability to pursue growth and marketing opportunities on a global basis.

                Although phosphate fertilizer sales are fairly constant from month to month, seasonal increases occur in the domestic market prior to the fall and spring planting of crops. Generally, domestic sales taper off after the spring planting season. However, this decline in domestic sales generally coincides with a time when major international buyers such as China, India and Pakistan purchase product for mid-year delivery.

                In conducting business abroad, IMC-Agrico is subject to the customary risks encountered in foreign operations, including changes in currency and exchange controls, the availability of foreign exchange, laws, policies and actions affecting foreign trade and government subsidies, tariffs and quotas.

                All of FRP's major products are commodities, and the markets and prices for such products have been volatile historically and may continue to be volatile in the future. FRP's operating margins and cash flow are subject to substantial fluctuations in response to changes in supply and demand for its products, conditions in the domestic and foreign agriculture industry, market uncertainties and a variety of additional factors beyond FRP's control.


SULPHUR BUSINESS

                FRP's   sulphur  operations  include  the  mining,   purchase,
transportation, terminalling and sale of sulphur. In January 1995, FRP acquired essentially all of the domestic assets of Pennzoil, including the Culberson mine in Texas, sulphur terminals and loading facilities in Galveston, Texas and Tampa, Florida, land and marine transportation equipment and sales and other related commercial contracts and obligations. As a result, FRP now produces sulphur from its Main Pass and Culberson mines for sale to IMC-Agrico and to third parties.

Production

                The Main Pass and Culberson mines utilize the Frasch mining process, which involves drilling wells and injecting superheated water into the underground sulphur deposit to melt the solid sulphur, which is then brought to the surface in liquid form. FRP and its predecessors have been using the Frasch process for over 80 years. FRP has also developed technology that allows it to use sea water in the Frasch process. FRP is not aware of any competitor that has developed a Frasch sulphur mine using superheated sea water.

                The Main Pass deposit was discovered by FRP in 1988. The mine currently has the highest production rate of any sulphur mine in the world and contains the largest known existing Frasch sulphur reserve in North America. The Main Pass offshore complex, more than a mile in length, is one of the largest structures of its type in the world and the largest in the Gulf of Mexico. The Main Pass mine reached full design capacity of 5,500 long tons per day in December 1993 and has since operated at or above design capacity. During the year ended December 31, 1995, production averaged approximately 6,000 long tons per day. The mine is owned 58.3% by FRP, 25% by IMC and 16.7% by Homestake Sulphur Company ("Homestake"). At December 31, 1995, the Main Pass deposit was estimated to contain proved and probable sulphur reserves totaling 68.1 million long tons (39.7 million long tons net to FRP).

                FRP began operating the Culberson mine in January 1995 after acquiring the mine from Pennzoil. For the year ended December 31, 1995, production at the Culberson mine averaged approximately 2,500 long tons per day. FRP is implementing strategies to strengthen operating efficiencies at the Culberson mine to further reduce costs. As of December 31, 1995, the Culberson mine was estimated to contain proved and probable sulphur reserves totaling 15.5 million long tons.

                FRP also supplements its sulphur production by purchasing sulphur from third parties who recover sulphur in the production of oil and natural gas and the refining of petroleum products.

Marketing

                Sulphur produced at the Main Pass mine is transported by barge in liquid form to its storage, handling and shipping facilities located at Port Sulphur, Louisiana. Sulphur production from the Culberson mine is transported in liquid form by unit train to Galveston where storing, handling and shipping facilities are located. At both Port Sulphur and Galveston, sulphur purchased from others or transported for others may also be received. Sulphur is transported from Port Sulphur by barge to IMC-Agrico's and other customers' plants in Louisiana on the Mississippi River. Molten sulphur is also transported from Galveston and Port Sulphur by tanker to FRP's terminals at Tampa. Similar facilities at Pensacola, Florida are used for storage, handling and shipping of sulphur purchased from others or transported for others. FRP processes and transports for a fee both IMC's and Homestake's share of Main Pass sulphur and serves as marketing agent for Homestake.

                FRP's production of sulphur accounted for an estimated 30% of domestic and 8% of world elemental sulphur production in 1995. FRP's sulphur is used primarily to manufacture sulphuric acid, which is used primarily to produce phosphoric acid, one of the basic materials used to produce phosphate fertilizers. During the year ended December 31, 1995, sales to domestic phosphate fertilizer producers, including IMC-Agrico, accounted for approximately 65% of FRP's total sulphur sales. A small number of companies account for a large portion of total United States sulphur consumption.


OIL AND NATURAL GAS

                The only significant FTX oil and natural gas interest is held by FRP at Main Pass. Oil reserves are associated with the same caprock reservoir as the sulphur reserves at Main Pass. Oil production commenced in the fourth quarter of 1991 and averaged approximately 12,400 barrels per day (6,000 barrels per day net to FRP) during the year ended December 31, 1995. As of December 31, 1995, FRP estimated that the remaining proved recoverable oil reserves at Main Pass were approximately 15.9 million barrels (6.6 million barrels net to FRP). FRP currently does not intend to pursue oil operations that are not related to Main Pass.


GENERAL

Competition

                The sulphur, fertilizer and phosphate rock mining industries are highly competitive. All of the FRP's products are commodities and the markets for such products can be volatile. Because competition is based largely on price, maintaining low production costs is critical to competitiveness. In this global business, IMC-Agrico faces stiff competition from overseas producers, most of which are state supported, especially those in North Africa and the former Soviet Union. Additionally, foreign competitors are frequently motivated by non-market factors such as the need for hard currency. In the United States, IMC-Agrico competes against a number of major phosphate fertilizer producers, including large cooperatives. FRP competes in the sulphur business with a number of domestic marketers of recovered sulphur and with Canadian, Mexican and Venezualan imports.

Operating Hazards

                The production of sulphur and phosphate fertilizer involves the handling of hazardous or toxic substances, some of which may have the potential, if released into the environment in sufficient quantities, to expose FRP and IMC-Agrico to significant liability. See "-Environmental Matters."

                FRP's offshore sulphur mining and oil production operations, and its marine transportation operations, are subject to marine perils, including hurricanes and other adverse weather conditions. FRP's mining operations are also subject to the usual risks encountered in the Frasch mining industry, including fires, underground subsidence and blowouts. FRP's oil activities are subject to all of the risks normally incident to the development and production of oil, including blowouts, cratering and fires, each of which could result in injury to personnel and/or damage to property and the environment.

                FRP has in place programs to minimize the risks associated with its businesses. In addition, it has the benefit of certain liability, property damage, business interruption and other insurance coverage in types and amounts that it considers reasonable and believes to be customary in the FRP's business. This insurance provides protection against loss from some, but not all, potential liabilities normally incident to the ordinary conduct of FRP's business, including coverage for certain types of damages associated with environmental and other liabilities that arise from sudden, unexpected and unforeseen events, with such coverage limits as management deems prudent. FTX also maintains a property insurance program that covers some, but not all of the risks of physical damage to tangible property of FRP as well as the corresponding cost of business interruption.

Environmental Matters

                FTX and FRP have a history of commitment to environmental responsibility. Since the 1940s, long before the general public recognized the importance of maintaining environmental quality, FTX has conducted preoperational, bioassay, marine ecological and other environmental surveys to ensure the environmental compatibility of its operations. FTX's Environmental Policy commits its operations to compliance with applicable laws and regulations. FTX has implemented corporate-wide environmental programs that include the activities of FRP and continues to study methods to reduce discharges and emissions.

                FRP's operations are subject to federal, state and local laws and regulations relating to the protection of the environment. Exploration, mining, development and production of natural resources, and the chemical processing operations of IMC-Agrico, like similar operations of other companies, may affect the environment. Moreover, such operations involve the extraction, handling, production, processing, treatment, storage, transportation and disposal of materials and waste products that, under certain conditions, may be toxic or hazardous and are regulated under environmental laws. Although significant capital expenditures and operating costs have been and will continue to be incurred based on these requirements, FRP does not believe these expenditures and costs have had a material adverse effect on its business. Continued government and public emphasis on environmental issues can be expected to result in increased capital expenditures and operating costs in the future. However, the impact of future laws and regulations or of future changes to existing laws and regulations cannot be predicted or quantified.

                Federal legislation (sometimes referred to as "Superfund") imposes liability, without regard to fault, for cleanup of certain waste sites, even though such waste management activities may have been performed in compliance with regulations applicable at the time. Under the Superfund legislation, one party may be required to bear more than its proportional share of cleanup costs at a site where it has responsibility pursuant to the legislation, if payments cannot be obtained from other responsible parties. Other legislation mandates cleanup of certain wastes at operating sites. States also have regulatory programs that can mandate waste cleanup. Liability under these laws can be significant and involves inherent uncertainties.

                The Company has received notices from governmental agencies that it is one of many potentially responsible parties at certain sites under relevant federal and state environmental laws. Some of these sites involve significant cleanup costs; however, at each of these sites other large companies with equal or larger proportionate shares are among the potentially responsible parties. The ultimate settlement for such sites usually occurs several years subsequent to the receipt of notices identifying potentially responsible parties because of the many complex technical and financial issues associated with site cleanup. FRP believes that the aggregate costs involved with these potential liabilities at sites for which notification has been received will not exceed amounts accrued and expects that any resulting costs would be incurred over a period of years.


RELATIONSHIP BETWEEN THE FTX GROUP AND FRP

Management and Ownership

                FTX and FMRP serve as the managing general partners of FRP and the directors and officers of FTX, together with FRP's officers, perform all FRP management functions and carry out the activities of FRP. The officers of FRP continue to be employees and officers of FTX and its other subsidiaries, but subject to certain exceptions, are employed principally for the operation of FRP's business. As of December 31, 1995, FTX and FMRP held partnership interests that represented an approximate 51.5% interest in FRP. As a result of being the administrative managing general partner and this ownership, FTX has the ability to control all matters relating to the management of FRP, including any determination with respect to the acquisition or disposition of Company assets, future issuance of additional debt or other securities of FRP and any distributions payable in respect of FRP's partnership interests. In addition to such other obligations as it may assume, FTX has the general duty to act in good faith and to exercise its rights of control in a manner that is fair and reasonable to the holders of partnership interests.

                Under the terms of its credit facility, the failure by FTX to maintain control of FRP, or the direct or indirect ownership of at least 50.1% of the partnership interests in FRP, would allow acceleration of the indebtedness thereunder. See "-Credit Arrangements."

                Publicly owned FRP units have cumulative preferential rights to receive minimum quarterly distributions of 60 cents per unit through the distribution to be made with respect to the quarter ending December 31, 1996 before any distributions may be made to FTX. On February 15, 1996, FRP paid a distribution of 62.5 cents per publicly held unit ($31.3 million) and 67.35 cents per FTX owned unit ($35.9 million), which reduced the total unpaid distribution due FTX by $2.6 million to $379.9 million. After December 31, 1996, FTX will recover this unpaid distribution on a quarterly basis from one half of any excess of future quarterly distributions over 60 cents per unit for all units.

Credit Arrangements

                On June 30, 1995, FTX and FRP entered into a five-year revolving line of credit maturing on June 30, 2000 (the "Credit Facility"). In February 1996, FRP sold $150 million of its 7% senior notes due 2008. Following the sale of the notes, the committed amount under the Credit Facility was reduced to $300 million, all of which is available to FRP and $75 million of which is available to FTX. As of March 8, 1996, $50 million was outstanding and $250 million was available under the Credit Facility.

                Under the Credit Facility, FTX is required to maintain at least a 50.1% ownership interest in FRP and control of FRP. FRP is not permitted to enter into any agreement restricting its ability to make distributions and is restricted in its ability to create liens and security interests on its assets. To secure the Credit Facility, FTX has pledged its FRP units representing a minimum 50.1% ownership in FRP and FRP has granted a security interest in its interest in IMC-Agrico and the Main Pass oil reserves. The Credit Facility places restrictions on, among other things, additional borrowings and requires FRP to maintain certain minimum working capital levels and specified cash flow to interest coverage ratios and not exceed a specified debt-to-capitalization ratio.

                FRP has minimized amounts outstanding under the Credit Facility by borrowing excess funds from FTX. As of December 31, 1995, $24.7 million was outstanding under this arrangement. Interest is charged based on interest rates under the Credit Facility.

                In February 1994, IMC-Agrico entered into a $75 million revolving credit facility with a group of banks (the "IMC-Agrico Facility"). The IMC-Agrico Facility, which has a letter of credit subfacility for up to $25 million, provides for a three-year maturity with IMC-Agrico having the right to request one-year extensions of the revolving period. As of December 31, 1995, there were no borrowings outstanding under the IMC-Agrico Facility. Borrowings under the IMC-Agrico Facility are unsecured, with a negative pledge on substantially all of IMC-Agrico's assets. The IMC-Agrico Facility has minimum net partners' capital and fixed charge coverage requirements and a current ratio test, and places limitations on the incurrence of additional debt. It also prohibits changes, without bank approval, to the IMC-Agrico partnership agreement relating to distributions.

Conflicts of Interest

                The nature of the respective businesses of FRP and FTX and its affiliates may give rise to conflicts of interest between FRP and FTX. Conflicts could arise, for example, with respect to transactions involving potential acquisitions of businesses or mineral properties, the issuance of additional partnership interests, the determination of distributions to be made by FRP, the allocation of general and administrative expenses between FTX and FRP and other business dealings between FRP and FTX and its affiliates. Except in cases where a different standard may have been provided for, FTX has a general duty to act in good faith and to exercise rights of control in a manner that is fair and reasonable to the holders of FRP's partnership interests. In resolving conflicts of interest, FRP's partnership agreement permits FTX to consider the relative interest of each party to a potential conflict situation which, under certain circumstances, could include the interest of FTX and its other affiliates. The extent to which this provision is enforceable under Delaware law is not clear.

Administrative Services Agreement

                Pursuant to the terms of an Administrative Services Agreement (the "Services Agreement"), FMS furnishes general executive, administrative, financial, accounting, legal, environmental, insurance, personnel, engineering, tax, research and development, sales and certain other services to FTX in order to enable it to perform its duties as administrative managing general partner of FRP. The nature and timing of the services provided under the Services Agreement are similar to those historically provided directly by FTX to FRP. FRP reimburses FTX, at FTX's cost, including allocated overhead, for such services on a monthly basis, including amounts paid by FTX under the Services Agreement and allocated to FRP. Such costs are allocated among FRP, FTX and certain of FTX's other affiliates based on direct utilization whenever possible and an allocation formula based on a combination of the operating income, property, plant and equipment and capital expenditures of FRP, FTX and such other affiliates.


EMPLOYEES

                As of March 1, 1996, FTX had a total of 491 employees.

Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

                Not applicable.

Executive Officers of the Registrant.

                Certain information about the executive officers of FTX as of March 8, 1996 is set forth in the following table and accompanying text:

            Name              Age         Position or Office
            ____              ___         __________________

      James R. Moffett        57          Chairman of the Board

      Richard C. Adkerson     49          Vice Chairman of the Board

      Rene L. Latiolais       53          President and Chief Executive
                                          Officer

      Charles W. Goodyear     38          Executive Vice President and Chief
                                          Financial Officer

      Thomas J. Egan          51          Senior Vice President

      W. Russell King         46          Senior Vice President

                All of the Executive Officers have served the Company in various executive capacities for at least the last five years.

                                               PART II


Item  5.   Market  for Registrant's  Common  Equity  and  Related  Stockholder
Matters.

                The information set forth under the captions "Common Shares" and "Common Share Dividends" on the inside back cover of FTX's Annual Report to stockholders for the year ended December 31, 1995 is incorporated herein by reference. As of March 8, 1996, there were 18,569 record holders of FTX's common stock.


Item 6.  Selected Financial Data.

                The   information   set  forth  under  the  caption  "Selected
Financial and Operating Data" on page 11 of FTX's Annual Report to stockholders for the year ended December 31, 1995 is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 18 of FTX's Annual Report to stockholders for the year ended December 31, 1995 is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.

                The financial statements of FTX and its consolidated subsidiaries, the notes thereto and the report thereon of Arthur Andersen LLP, appearing on pages 20 through 37, and the report of management on page 19 of FTX's Annual Report to stockholders for the year ended December 31, 1995 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                Not applicable.
                                               PART III


Items 10.  Directors and Executive Officers of the Registrant.

                The information set forth under the caption "Information About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1996 Annual Meeting to be held on April 30, 1996 is incorporated herein by reference.

Items 11.  Executive Compensation.

                The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1996 Annual Meeting to be held on April 30, 1996 is incorporated herein by reference.

Items 12.  Security Ownership of Certain Beneficial Owners and Management.

                The information set forth under the captions "Securities Ownership of Directors and Executive Officers" and "Common Stock Ownership of Certain Beneficial Owners" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1996 Annual Meeting to be held on April 30, 1996 is incorporated herein by reference.

Items 13.  Certain Relationships and Related Transactions.

                The information set forth under the caption "Certain Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1996 Annual Meeting to be held on April 30, 1996 is incorporated herein by reference.
                                               PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1), (a)(2), and (d).  Financial Statements.

                See Index to Financial Statements appearing on page F-1 hereof.

(a)(3) and (c).  Exhibits.

                See Exhibit Index beginning on page E-1 hereof.

(b).  Reports on Form 8-K.

                During the last quarter of the period covered by this report, FTX filed a report on Form 8-K dated November 14, 1995 reporting an event under item 5 thereof. No financial statements were filed.



                                              SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1996.

                                                 FREEPORT-McMoRan INC.


                                                 By:  /s/ James R. Moffett
                                                    ___________________________
                                                          James R. Moffett
                                                       Chairman  of the Board


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1996.


            Signature                                 Title


             *                            President, Chief  Executive  Officer
_____________________________             (Principal Executive Officer)
     Rene L. Latiolais

             *                            Executive Vice President  and  Chief
_____________________________             Financial Officer
    Charles W. Goodyear                   (Principal Financial Officer)


             *                            Controller - Financial  Reporting
_____________________________             (Principal Accounting Officer)
        John T. Eads


             *                            Vice  Chairman  of  the  Board   and
____________________________              Director
    Richard C. Adkerson



             *                            Director
____________________________
     Robert W. Bruce III



             *                            Director
____________________________
     Thomas B. Coleman



             *                            Director
____________________________
       Robert A. Day



             *                            Director
____________________________
  William B. Harrison, Jr.



             *                            Director
____________________________
     Henry A. Kissinger



             *                            Director
____________________________
     Bobby Lee Lackey



             *                            Director
____________________________
   Gabrielle K. McDonald



   /s/ James R. Moffett                   Chairman of the Board  and  Director
____________________________
      James R. Moffett



             *                            Director
____________________________
       George Putnam



             *                            Director
____________________________
     B. M. Rankin, Jr.



             *                            Director
____________________________
    J. Taylor Wharton



             *                            Director
____________________________
     Ward W. Woods, Jr.


By: /s/ James R. Moffett
   _________________________
       James R. Moffett
       Attorney-in-Fact




                  INDEX TO FINANCIAL STATEMENTS



     The financial statements of FTX and its consolidated subsidiaries, the notes thereto, and the report thereon of Arthur
Andersen LLP, appearing on pages 20 through 37, inclusive, of FTX's 1995 Annual Report to stockholders are incorporated by reference.

     The financial statement schedules listed below should be read in conjunction with such financial statements contained in FTX's 1995 Annual Report to stockholders.

                                                                 Page

          Report of Independent Public Accountants               F-1

          III-Condensed Financial Information of Registrant      F-2

          VIII-Valuation and Qualifying Accounts                 F-5

     Schedules other than those listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.




     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 included in Freeport-McMoRan Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        Arthur Andersen LLP

New Orleans, Louisiana,
  January 23, 1996

        FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES

     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          BALANCE SHEETS

                                         December 31,
                                   ------------------------
                                      1995          1994
                                   ----------    ----------
ASSETS                                  (In Thousands)
Current assets:
Current assets:
Accounts receivable from FRP       $   24,740    $        -
Accounts receivable -other             25,661        17,503
Prepaid expenses and other                807         5,833
                                   ----------    ----------
  Total current assets                 51,208        23,336
Property, plant and equipment-net      48,139        52,303
Investment in FCX                           -       328,880
Investment in FRP                     211,016       229,588
Long-term receivables and
 other assets                          18,968        96,592
                                   ----------    ----------
Total assets                       $  329,331    $  730,699
                                   ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and
 accrued liabilities               $   58,528    $  105,860
Long-term debt                              -       753,433
Other liabilities and
 deferred credits                      78,866       101,873
Stockholders' equity                  191,937      (230,467)
                                   ----------    ----------
Total liabilities and
 stockholders' equity              $  329,331    $  730,699
                                   ==========    ==========


The footnotes contained in FTX's 1995 Annual Report to stockholders are an integral part of these statements.

        FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES

     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     STATEMENTS OF OPERATIONS

                                           Years Ended December 31,
                                   -------------------------------------
                                      1995          1994          1993
                                   ----------    ----------    ---------
                                               (In Thousands)
Revenues                           $      745    $      749    $    6,852
                                   ----------    ----------    ----------
Cost of sales                           2,673         7,203        28,953
Exploration expenses                        -         3,738        22,067
Provision for restructuring
 charges                                    -             -        12,403
Gain on valuation and sale
 of assets, net                             -             -       (50,688)
General and
 administrative expenses                9,816        12,664        19,785
                                   ----------    ----------    ----------
  Total costs and expenses             12,489        23,605        32,520
                                   ----------    ----------    ----------
Operating loss                        (11,744)      (22,856)      (25,668)
Interest expense, net                 (19,908)      (38,591)      (52,963)
Equity in earnings (loss)
 of subsidiaries                       60,378        10,881      (112,722)
Other income, net                      12,692         2,173         4,779
                                   ----------    ----------    ----------
Income (loss) before income taxes      41,418       (48,393)     (186,574)
Income tax benefit                     50,982        13,261        68,069
                                   ----------    ----------    ----------
  Income (loss) from
   continuing operations               92,400       (35,132)     (118,505)
  Discontinued operations             340,424       107,715        35,387
                                   ----------    ----------    ----------
  Income (loss) before
   extraordinary item and
   changes in accounting principle    432,824        72,583       (83,118)
  Extraordinary loss on
   early extinguishment of
   debt, net                                -         (9,108)           -
  Cumulative effect of changes
   in accounting principle:
  FTX                                       -             -        (5,632)
  Equity subsidiaries                       -             -       (15,085)
                                   ----------    ----------    ----------
Net income (loss)                     432,824        63,475      (103,835)
Preferred dividends                   (42,283)      (22,032)      (22,368)
                                   ----------    ----------    ----------
Net income (loss) applicable to
 common stock                      $  390,541    $   41,443    $ (126,203)
                                   ==========    ==========    ==========


The footnotes contained in FTX's 1995 Annual Report to stockholders are an integral part of these statements.

         FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES

     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       STATEMENTS OF CASH FLOW

                                          Years Ended December 31,
                                   --------------------------------------
                                      1995          1994          1993
                                   ----------    ----------    ----------
Cash flow from operating activities:           (In Thousands)
Net income (loss)                  $  432,824    $   63,475    $ (103,835)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
  Extraordinary loss on early
   extinguishment of debt                   -         9,108             -
  Cumulative effect of changes
   in accounting principle                  -             -        20,717
  Depreciation and amortization         3,767         9,073        26,180
  Other noncash charges to
   income, including net
   reimbursements from
   subsidiaries                             -             -        27,623
  Oil and gas exploration expenses         16         5,231        26,710
  Amortization of debt discount
   and financing costs                 14,343        31,113        28,771
  Equity in (earnings) losses
   of subsidiaries                   (115,071)      (64,973)       96,931
  Cash distributions from
   subsidiaries                       141,179        92,000        85,853
  Gain on sale of FCX
   Class A shares                    (435,060)            -             -
  Loss on recapitalization of
   FTX securities                      44,371             -             -
  Gain on conversion/distribution
   of FCX securities                        -      (114,750)      (44,116)
  Gain on valuation and sale of
   assets, net                              -             -       (50,688)
  Deferred income taxes                17,886        18,558       (54,731)
  (Increase) decrease in working
   capital, net of effect of
   acquisitions and dispositions:
    Accounts receivable                (1,782)       (2,146)       28,516
    Prepaid expenses and other          5,276         4,694          (719)
    Accounts payable and accrued
     liabilities                      (30,936)       22,389       (30,565)
  Payment to Freeport-McMoRan
   Royalty Trust                            -        (2,854)       (2,296)
  Other                                10,391       (15,392)        6,852
                                   ----------    ----------    ----------
Net cash provided by operating
 activities                            87,204        55,526        61,203
                                   ----------    ----------    ----------
Cash flow from investing activities:
Capital expenditures                   (2,059)      (32,958)      (57,165)
Sale of assets                         25,000        65,596        99,983
                                   ----------    ----------    ----------
Net cash provided by investing
 activities                            22,941        32,638        42,818
                                   ----------    ----------    ----------
Cash flow from financing activities:
Proceeds from sale of FCX
 Class A shares                       497,166             -             -
Purchase of:
  FTX common shares                   (44,752)      (67,747)      (22,229)
  FCX Class A shares                  (58,906)      (47,596)      (16,482)
  FRP units                            (2,253)            -             -
  ABC debentures                     (280,826)            -             -
  6.55% Senior notes                  (14,955)            -             -
  10 7/8% Senior Debentures                 -      (142,919)            -
Distribution of MOXY shares                 -       (35,441)            -
Borrowings (repayments) of
 debt-net                            (165,000)      155,000         3,943
(Increase) decrease in long-term
 note due from FCX                        800        11,470       (12,270)
(Increase) decrease in long-term
 note due from FRP                    (24,740)      100,900       138,450
Cash dividends paid:
  Common stock                         (5,168)      (44,467)     (175,890)
  Preferred stock                      (8,757)      (22,110)      (22,384)
Other                                  (2,754)        4,746         1,858
                                   ----------    ----------    ----------
Net cash used in financing
 activities                          (110,145)      (88,164)     (105,004)
                                   ----------    ----------    ----------
Net decrease in cash and
 short-term investments                     -             -          (983)
Cash and short-term
 investments at beginning of year           -             -           983
                                   ----------    ----------    ----------
Cash and short-term investments
 at end of year                    $        -    $        -    $        -
                                   ==========    ==========    ==========

The footnotes contained in FTX's 1995 Annual Report to stockholders are an integral part of these statements.

         FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

         for the years ended December 31, 1995, 1994 and 1993

Col. A            Col. B             Col. C             Col. D       Col. E
------------    ----------    ----------------------  ----------  ----------
                                     Additions
                              ----------------------
                Balance at    Charged to  Charged to              Balance at
               Beginning of   Costs and     Other     Other-Add       End
Description       Period       Expenses    Accounts    (Deduct)    of Period
------------    ----------    ----------  ----------  ----------   ---------
                                         (In Thousands)
Reserves and allowances deducted from asset accounts:
Reclamation and mine shutdown reserves:
  1995:
    Sulphur     $   55,105    $    2,643  $        -  $   14,206a  $   71,954
    Fertilizer      37,683         2,785           -      (4,537)      35,931
    Oil & Gas       19,989         1,666           -        (559)      21,096
                ----------    ----------  ----------  ----------   ----------
                $  112,777    $    7,094  $        -  $    9,110b  $  128,981
                ==========    ==========  ==========  ==========   ==========

  1994:
    Sulphur     $   57,287    $    1,041  $        -  $   (3,223)  $   55,105
    Fertilizer      38,437         2,310           -      (3,064)      37,683
    Oil & Gas       14,963         3,799           -       1,227       19,989
                ----------    ----------  ----------  ----------   ----------
                $  110,687    $    7,150  $        -  $   (5,060)b $  112,777
                ==========    ==========  ==========  ==========   ==========
  1993:
    Sulphur     $   35,200    $   27,562  $        -  $   (5,475)  $   57,287
    Fertilizer      18,543         5,365           -      14,529c      38,437
    Oil & Gas        8,617         7,995           -      (1,649)      14,963
                ----------    ----------  ----------  ----------   ----------
                $   62,360    $   40,922  $        -  $    7,405b  $  110,687
                ==========    ==========  ==========  ==========   ==========

a. Includes $23.5 million of liabilities assumed in connection with the acquisition of the sulphur assets of Pennzoil Co. (See Note 5 to the Financial Statements).

b. Includes expenditures of $11.1 million in 1995, $9.7 million in 1994 and $14 million in 1993.

c. Includes $19.7 million which represents FRP's proportionate share of IMC-Agrico liabilities (see Note 2 to the Financial Statements) in excess of the FRP contributed amounts.




                             Exhibit Index

                                                                 Sequentially
Exhibit                                                            Numbered
Number                                                               Page
_____                                                                ____

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

4.2 Amended and Restated Agreement of Limited Partnership of FRP dated as of May 29, 1987 (the "FRP Partnership Agreement") among FTX, Freeport Phosphate Rock Company and Geysers Geothermal Company, as general partners, and Freeport Minerals Company ("FMC"), as general partner and attorney-in-fact for the limited partners, of FRP. Incorporated by reference to Exhibit B to the Prospectus dated May 29, 1987 included in FRP's Registration Statement on Form S-1, as amended, as filed with the Commission on May 29, 1987 (Registration No. 33-13513).

4.3 Amendment to the FRP Partnership Agreement dated as of December 16, 1988 effected by FMC, as Administrative Managing General Partner, and FTX, as General Partner, of FRP. Incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1994.

4.4 Amendment to the FRP Partnership Agreement dated as of March 29, 1990 effected by FMC, as Administrative Managing General Partner, and FTX, as Managing General Partner, of FRP. Incorporated by reference to Exhibit
        19.2 to the Quarterly Report on Form 10-Q of FRP for the quarter ended March 31, 1990 (the "FRP 1990 First Quarter Form 10-Q").

4.5 Amendment to the FRP Partnership Agreement dated as of April 6, 1990 effected by FTX, as Administrative Managing General Partner of FRP. Incorporated by reference to
        Exhibit 19.3 to the FRP 1990 First Quarter Form 10-Q.

4.6 Amendment to the FRP Partnership Agreement dated as of January 27, 1992 between FTX, as Administrative Managing General Partner, and FMRP Inc., as Managing General Partner of FRP. Incorporated by reference to Exhibit 3.3 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1991 (the "FRP 1991 Form 10-K").

4.7 Amendment to the FRP Partnership Agreement dated as of October 14, 1992 between FTX, as Administrative Managing General Partner, and FMRP Inc., as Managing General Partner of FRP. Incorporated by reference to Exhibit 3.4 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1992 (the "FRP 1992 Form 10-K").

4.8 Deposit Agreement dated as of June 27, 1986 (the "Deposit Agreement") among FRP, The Chase Manhattan Bank, N.A.
        ("Chase") and Freeport Minerals Company, as attorney-in-fact of those limited partners and assignees holding depositary receipts for units of limited partnership interests in FRP ("Depositary Receipts"). Incorporated by reference to Exhibit 28.4 to the Current Report on Form 8-K of FTX dated July 11, 1986.

4.9 Resignation dated December 26, 1991 of Chase as Depositary under the Deposit Agreement and appointment dated December 27, 1991 of Mellon Bank, N.A. ("Mellon") as successor Depositary, effective January 1, 1992. Incorporated by reference to Exhibit 4.5 to the FRP 1991 Form 10-K.

4.10 Service Agreement dated as of January 1, 1992 between FRP and Mellon pursuant to which Mellon will serve as Depositary under the Deposit Agreement and Custodian under the Custodial Agreement. Incorporated by reference to Exhibit 4.6 to the FRP 1991 Form 10-K.

4.11    Amendment  to  the Deposit Agreement dated as of November
        18,  1992  between   FRP  and  Mellon.   Incorporated  by
        reference to Exhibit 4.4 to the FRP 1992 Form 10-K.

4.12    Form of Depositary Receipt.  Incorporated by reference to
        Exhibit 4.5 to the FRP 1992 Form 10-K.

4.13 Custodial Agreement regarding the FRP Depositary Unit Reinvestment Plan among FTX, FRP and Chase, effective as of April 1, 1987 (the "Custodial Agreement"). Incorporated by reference to Exhibit 19.1 to the Quarterly Report on Form 10-Q of FRP for the quarter ended June 30, 1987.

4.14 FRP Depositary Unit Reinvestment Plan. Incorporated by reference to Exhibit 4.4 to the FRP 1991 Form 10-K.

4.15 Credit Agreement dated as of June 30, 1995 (the "FTX/FRP Credit Agreement") among FTX, FRP, the various financial institutions which are parties thereto (the "Banks"), Chemical Bank, as Administrative Agent and Chase, as Documentary Agent (collectively, the "Agents"). Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of FRP for the quarter ended September 30, 1995.

4.16 First Amendment dated as of January 10, 1996 to the FTX/FRP Credit Agreement among FTX, FRP, the FTX/FRP Banks and the Agents. Incorporated by reference to
        Exhibit 10.2 to the  Current  Report  on 8-K of FRP dated
        February 13, 1996.

4.17 Subordinated Indenture as of October 26, 1990 (the "Subordinated Indenture") between FRP and Manufacturers Hanover Trust Company ("MHTC") as Trustee. Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1993.

4.18 First Supplemental Indenture dated as of February 15, 1994 between FRP and Chemical Bank, as Successor to MHTC, as Trustee, to the Subordinated Indenture providing for the issuance of $150,000,000 of aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2004. Incorporated by reference to Exhibit 4.12 to the FRP 1993 Form 10-K.

4.19    Form  of  Senior  Indenture (the "Senior Indenture") from
        FRP  to  Chemical  Bank,  as  Trustee.   Incorporated  by
        reference to Exhibit 4.1 to the Current Report on Form 8-
        K of FRP dated February 13, 1996.

4.20 Form of Supplemental Indenture dated February 14, 1996 from FRP to Chemical Bank, as Trustee, to the Senior
        Indenture providing for the issuance of $150,000,000 aggregate principal amount of 7% Senior Notes due 2008. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated February 16, 1996 of FRP.

10.1 Contribution Agreement dated as of April 5, 1993 between FRP and IMC (the "FRP-IMC Contribution Agreement"). Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of FRP dated July 15, 1993 (the "FRP July 15, 1993 Form 8-K").

10.2    First  Amendment  dated as of July 1, 1993 to the FRP-IMC
        Contribution Agreement.   Incorporated  by  reference  to
        Exhibit 2.2 to the FRP July 15, 1993 Form 8-K.

10.3 Amended and Restated Partnership Agreement dated as of May 26, 1995 among IMC-Agrico GP Company, Agrico, Limited Partnership and IMC-Agrico MP Inc. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1995 (the "FRP 1995 Form 10-K").

10.4 Amendment and Agreement dated as of January 23, 1996 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc., IMC Global Operations, Inc. and IMC-Agrico Company. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 13, 1996 of FRP.

10.5    Amended and Restated Parent Agreement dated as of May 26,
        1995 among IMC Global Operations, Inc., FRP, FTX and IMC-
        Agrico.   Incorporated  by reference to the FRP 1995 Form
        10-K.

10.6 Asset Purchase Agreement dated as of October 22, 1994 between FRP and Pennzoil Company (the "Asset Purchase Agreement"). Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of FRP dated January 18, 1995 (the "FRP January 18, 1995 8-K").

10.7    Amendment  No. 1 dated as of January 3, 1995 to the Asset
        Purchase Agreement.  Incorporated by reference to Exhibit
        2.2 to the FRP January 18, 1995 8-K.

        Executive  Compensation  Plans and Arrangements (Exhibits
        10.8 through 10.27)

10.8 Annual Incentive Plan of FTX, as amended. Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K of FTX for the fiscal year ended December 31, 1994 (the "FTX 1994 Form 10-K").

10.9    1992  Long-Term  Performance  Incentive  Plan  of FTX, as
        amended.   Incorporated by reference to Exhibit 10.25  to
        the FTX 1994 Form 10-K.

10.10   1987  Long-Term  Performance  Incentive  Plan  of FTX, as
        amended.   Incorporated by reference to Exhibit 10.26  to
        the FTX 1994 Form 10-K.

10.11   FTX  Variable Compensation Incentive Program, as amended.
        Incorporated by reference to Exhibit 19.4 to the FTX 1991
        Third Quarter Form 10-Q.

10.12   FTX Performance Incentive Awards Program, as amended.

10.13   FTX President's Award Program, as amended.

10.14   FTX 1992 Stock Option Plan.  Incorporated by reference to
        Exhibit 10.3 to the Quarterly Report on Form 10-Q of FCX for the quarter ended June 30, 1992 (the "FCX 1992 Second
        Quarter Form 10-Q").

10.15 1982 Stock Option Plan of FTX, as amended. Incorporated by reference to Exhibit 10.31 to the FTX 1994 Form 10-K.

10.16 FTX 1992 Stock Incentive Unit Plan. Incorporated by reference to Exhibit 10.2 to the FCX 1992 Second Quarter
        Form 10-Q.

10.17 1988 Stock Option Plan for Non-Employee Directors of FTX, as amended.

10.18   FTX   1991   Plan   for   Deferral  of  Directors'  Fees.
        Incorporated by reference to  Exhibit 10.20 to the Annual
        Report  on Form 10-K of FTX for  the  fiscal  year  ended
        December 31, 1991.

10.19 FTX Directors' Charitable Gift Program. Incorporated by reference to Exhibit 10.29 to the Annual Report on Form
        10-K of FTX for  the  fiscal year ended December 31, 1992
        (the "FTX 1992 Form 10-K").

10.20   FTX Matching Gifts Program.  Incorporated by reference to
        Exhibit 10.30 to the FTX 1992 Form 10-K.

10.21   Financial  Counseling  and  Tax  Return  Preparation  and
        Certification Program of FTX, as amended.

10.22   FTX    Executive    Universal    Life   Insurance   Plan.
        Incorporated by reference to Exhibit  10.32  to  the  FTX
        1992 Form 10-K.

10.23   FM Services Company Performance Incentive Awards Program.
        Incorporated  by reference to Exhibit 10.14 to the Annual
        Report on Form  10-K  of  FCX  for  the fiscal year ended
        December 31, 1995 (the "FCX 1995 Form 10-K").

10.24   Financial  Counseling  and  Tax  Return  Preparation  and
        Certification    Program    of   FM   Services   Company.
        Incorporated by reference to  Exhibit  10.15  to  the FCX
        1995 Form 10-K.

10.25 Agreement for Consulting Services between FTX and B. M. Rankin, Jr., effective as of January 1, 1990. Incorporated by reference to Exhibit 19.2 to the Quarterly Report on Form 10-Q of FTX for the quarter ended March 31, 1990.

10.26 Consulting Agreement dated as of December 22, 1988, between FTX and Kissinger Associates, Inc. ("Kissinger
        Associates"). Incorporated by reference to Exhibit 10.35 to the FTX 1992 Form 10-K.

10.27   Letter  Agreement dated May 1, 1989, between FTX and Kent
        Associates,  Inc.   (predecessor in interest to Kissinger
        Associates). Incorporated by reference to Exhibit 10.36 to the FTX 1992 Form 10-K.

11.1    FTX  and  Consolidated  Subsidiaries  Computation  of Net
        Income Per Common and Common Equivalent Share.

13.1 Those portions of the 1995 Annual Report to stockholders of FTX which are incorporated herein by reference.

21.1    Subsidiaries of FTX.

23.1    Consent of Arthur Andersen LLP dated March 27, 1996.

23.2    Consent of Ernst & Young LLP dated March 27, 1996.

24.1 Certified resolution of the Board of Directors of FTX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.

24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FTX.

27.1    FTX Financial Data Schedule.

99.1    Report of Ernst & Young LLP.