Form 10-Q
period 1996-03-31
FREEPORT MCMORAN INC
filed 1996-04-26
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended March 31, 1996

                    Commission File Number: 1-8124

                        Freeport-McMoRan Inc.

       Incorporated in Delaware                   13-3051048
                                    (IRS Employer Identification No.)

         1615 Poydras Street, New Orleans, Louisiana 70112

  Registrant's telephone number, including area code:(504) 582-4000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         ---   ---
On March 31, 1996, there were issued and outstanding 27,091,464 shares of the registrant's Common Stock, par value $0.01 per share.



                        FREEPORT-McMoRan INC.

                          TABLE OF CONTENTS



                                                        Page
Part I.Financial Information

  Financial Statements:

    Condensed Balance Sheets                              3

    Statements of Income                                  4

    Statements of Cash Flow                               5

    Notes to Financial Statements                         6

  Remarks                                                 6

  Management's Discussion and
   Analysis of Financial
   Condition and Results
   of Operations                                          7

  Part II.  Other Information                            11

  Signature                                              12

  Exhibit Index                                         E-1



                         FREEPORT-McMoRan INC.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                        FREEPORT-McMoRan INC.

                       CONDENSED BALANCE SHEETS
                             (Unaudited)

                                   March 31,    December 31,
                                      1996          1995
                                   ----------    ----------
                                       (In Thousands)
ASSETS
Current assets:
Cash and short-term investments    $   24,005    $   23,496
Accounts receivable                    83,405       100,994
Inventories                           134,399       119,010
Prepaid expenses and other              2,555         4,499
                                   ----------    ----------
  Total current assets                244,364       247,999
  Property, plant and
   equipment, net                     983,715       999,840
Other assets                           59,544        72,631
                                   ----------    ----------
Total assets                       $1,287,623    $1,320,470
                                   ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and
 accrued liabilities               $  161,012    $  180,766
Long-term debt, less
 current portion                      379,101       359,501
Accrued postretirement
 benefits and pension costs           167,949       170,542
Reclamation and mine
 shutdown reserves                    121,852       128,981
Other liabilities and
 deferred credits                      82,271        92,722
Minority interest                     193,629       196,021
Stockholders' equity                  181,809       191,937
                                   ----------    ----------
Total liabilities and
 stockholders' equity              $1,287,623    $1,320,470
                                   ==========    ==========

The accompanying notes are an integral part of these financial statements.



                        FREEPORT-McMoRan INC.

                   STATEMENTS OF INCOME (Unaudited)

                                     Three Months Ended
                                          March 31,
                                  ------------------------
                                     1996          1995
                                  ----------    ----------
                                    (In Thousands, Except
                                     Per Share Amounts)
Revenues                           $  256,827    $  254,479
Cost of sales:
Production and delivery               169,948       172,502
Depreciation and amortization          11,422        14,340
                                   ----------    ----------
  Total cost of sales                 181,370       186,842
Gain on IMC-Agrico investment         (11,917)            -
General and
 administrative expenses               17,635        17,763
                                   ----------    ----------
  Total costs and expenses            187,088       204,605
                                   ----------    ----------
Operating income                       69,739        49,874
Interest expense, net                  (8,025)      (15,711)
Other income (expense), net               748           211
                                   ----------    ----------
Income before minority
 interest and income taxes             62,462        34,374
Minority interest in net income
 of consolidated subsidiaries         (29,102)      (31,284)
Income tax provision                  (12,135)         (840)
                                   ----------    ----------
Income from continuing operations      21,225         2,250
Discontinued operations                     -        22,610
                                   ----------    ----------
Net income                             21,225        24,860
Preferred dividends                    (1,096)       (5,469)
                                   ----------    ----------
Net income applicable to
 common stock                      $   20,129    $   19,391
                                   ==========    ==========

Net income per primary share:
Continuing operations                    $.77          $.10
Discontinued operations                     -           .99
Preferred dividends                      (.04)         (.24)
                                         ----          ----
                                         $.73          $.85
                                         ====          ====
Net income per fully diluted share:
Continuing operations                    $.72          $.10
Discontinued operations                     -           .99
Preferred dividends                         -          (.24)
                                         ----          ----
                                         $.72          $.85
                                         ====          ====

Average common and common equivalent shares outstanding:


  Primary                              27,577        22,888
                                       ======        ======
  Fully diluted                        29,417        22,888
                                       ======        ======
Dividends per common share:
  Cash                                   $.09         $   -
  Property                                  -          1.56
                                         ----         -----
                                         $.09         $1.56
                                         ====         =====

The accompanying notes are an integral part of these financial statements.



                         FREEPORT-McMoRan INC.

                 STATEMENTS OF CASH FLOW (Unaudited)

                                      Three Months Ended
                                            March 31,
                                   ------------------------
                                      1996          1995
                                   ----------    ----------
                                        (In Thousands)
Cash flow from operating activities:
Net income                         $   21,225    $   24,860
Adjustments to reconcile
 net income to net cash provided by
 operating activities:
  Depreciation and amortization        11,497        37,008
  Gain on IMC-Agrico investment       (11,917)            -
  Recognition of unearned income       (1,092)      (36,207)
  Amortization of debt discount
   and  financing costs                   463         8,544
  Deferred income taxes                 9,135        11,875
  Minority interests' share
   of net income                       29,102        70,740
  Cash distribution from
   IMC-Agrico in excess of
   interest in capital                 11,777        12,800
  Reclamation and mine
   shutdown expenditures               (2,411)       (2,121)
  (Increase) decrease in
   working capital, net of
   effect of acquisitions
   and distributions:
    Accounts receivable                21,907        35,289
    Inventories                       (15,389)        7,633
    Prepaid expenses and other          1,941           352
    Accounts payable and accrued
     liabilities                      (22,556)      (28,899)
  Other                                  (861)        3,487
                                   ----------    ----------
Net cash provided by
 operating activities                  52,821       145,361
                                   ----------    ----------

Cash flow from investing activities:
Capital expenditures:
  FRP                                  (7,501)       (6,367)
  FCX                                       -      (168,952)
  Other                                (1,058)       (2,742)
Sale of assets                          4,000             -
                                   ----------    ----------
Net cash used in investing
 activities                            (4,559)     (178,061)
                                   ----------    ----------

Cash flow from financing activities:
Purchase of FTX common shares         (30,084)      (12,317)
Purchase of FRP units                    (924)       (2,061)
Purchase of FCX Class A
 common shares                              -       (58,906)
Distributions paid to minority interests:
  FRP                                 (31,337)      (30,239)
  FCX                                       -       (30,032)
Proceeds from (repayments of)
 debt, net                           (130,400)      180,089
Proceeds from sale of FRP
 7% Senior Notes                      147,831             -
Cash dividends paid:
  Common stock                         (2,400)            -
  Preferred stock                      (1,096)       (5,469)
Other                                     657         1,180
                                   ----------    ----------
Net cash provided by (used in)
 financing activities                 (47,753)       42,245
                                   ----------    ----------
Net increase in cash and
 short-term investments                   509         9,545
Net decrease attributable
 to discontinued operations                 -         9,944
Cash and short-term investments
 at beginning of year                  23,496        13,810
                                   ----------    ----------
Cash and short-term investments
 at end of period                  $   24,005    $   33,299
                                   ==========    ==========

The accompanying notes are an integral part of these financial statements.



                        FREEPORT-McMoRan INC.

                    NOTES TO FINANCIAL STATEMENTS

1.  PARENT COMPANY BALANCE SHEET
The unaudited, unconsolidated condensed balance sheet of Freeport-McMoRan Inc. (FTX) as of March 31, 1996 follows (in thousands):

Cash and short-term investments         $     98
Note receivable from FRP                  11,400
Other current assets                      16,617
Property, plant and
 equipment, net                           43,315
Investment in FRP                        209,583
Other assets                               8,596
                                        --------
  Total assets                          $289,609
                                        ========


Accounts payable and
 accrued liabilities                    $ 39,286
Long-term debt                                 -
Other liabilities and
 deferred credits                         68,514
Stockholders' equity                     181,809
                                        --------
  Total liabilities and
    stockholders' equity                $289,609
                                        ========

2.  LONG-TERM DEBT
In February 1996, Freeport-McMoRan Resource Partners, Limited Partnership (FRP) sold $150 million of its 7% Senior Notes due 2008. Net proceeds of $147.8 million were used to reduce bank indebtedness. Following the sale of the 7% Senior Notes, the committed amount under FTX/FRP's credit facility was reduced from $400 million to $300 million, $75 million of which is available to FTX. As of March 31, 1996, $240 million was available under the credit facility.

3.  INVESTMENT IN IMC-AGRICO COMPANY
In March 1996, FRP and its joint venture partner in IMC-Agrico increased FRP's ownership in IMC-Agrico by 0.85 percent. As a result, FRP recognized a gain of $11.9 million resulting from the increased share of IMC-Agrico's net assets.

                          -----------------

                               Remarks

The information furnished herein should be read in conjunction with FTX's financial statements contained in its 1995 Annual Report to stockholders and incorporated by reference in its Annual Report on Form 10-K.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

                                   First Quarter
                                -------------------
                                  1996        1995
                                -------     -------
                                (In Millions, Except
                                 Per Share Amounts)
Revenues                         $256.8      $254.5
Operating income                   69.7        49.9
Income from continuing
 operations                        21.2         2.3
Discontinued operations               -        22.6
Preferred dividends                (1.1)       (5.5)
                                 ------      ------
Net income to common
 stock                           $ 20.1      $ 19.4
                                 ======      ======

Freeport-McMoRan Inc. (FTX) operates primarily through its 51.6 percent interest in Freeport-McMoRan Resource Partners, Limited Partnership (FRP). Operating results for the first quarter of 1996 benefited from higher earnings by FRP's agricultural minerals and oil operations. The improvement in earnings was caused by an increase in average phosphate fertilizer and oil realizations from their 1995 period levels. Additionally, FRP recognized an $11.9 million gain resulting from the increase in FRP's ownership of IMC-Agrico Company (Note 3). Partially offsetting these positive factors were lower sales volumes for each of FRP's products and charges totaling $3.0 million representing miscellaneous asset valuations at IMC-Agrico.

     Depreciation and amortization for the 1996 quarter decreased $2.9 million from the 1995 period amount, primarily attributable to a $2.3 million decline related to FRP's disproportionate interest in the IMC-Agrico joint venture cash distributions and a $1.1 million reduction from Main Pass oil operations caused by the decline in sales volumes between periods. These decreases were partially offset by depreciation totaling $0.6 million associated with the Mallinckrodt animal feed ingredients operations purchase in October 1995.

     First-quarter 1996 general and administrative expenses decreased slightly from the 1995 quarter amount. Costs of stock appreciation rights, caused by the increase in the FTX common stock price during the periods, totaled $2.0 million in the 1996 quarter versus $2.2 million in the 1995 quarter. The 1996 quarter also includes the Mallinckrodt operations, whereas the 1995 period included a $1.2 million charge for the reorganization of IMC-Agrico's marketing function.

     Interest expense for the 1996 period decreased $7.7 million from the year-ago amount as a result of the elimination of FTX's parent company debt in connection with its 1995 recapitalization efforts. Minority interest's share of net income represents the FRP public unitholders' pro rata share of FRP earnings, with the 1996 quarter including a $1.2 million gain and the 1995 quarter including an $8.8 million charge resulting from a disproportionate share of FRP distributions received by FTX during the periods. FTX's income tax provision for 1996 increased from the 1995 period amount, primarily resulting from the rise in pretax, after-minority interest earnings. Preferred stock dividends were lower, reflecting the impact of the 1995 recapitalization.

Agricultural Minerals Operations FTX's agricultural minerals operations, which includes FRP's fertilizer and phosphate rock operations (conducted through IMC-Agrico)and its sulphur business, reported first-quarter 1996 operating income of $76.2 million on revenues of $247.2 million compared with operating income of $55.4 million on revenues of $244.7 million for the 1995 period. Significant items impacting operating income are as follows (in millions):


Agricultural minerals operating income -1995       $ 55.4
                                                   ------
Increases (decreases):
  Sales volumes                                     (37.3)
  Realizations                                       43.1
  Other                                              (3.3)
                                                   ------
    Revenue variance                                  2.5
  Cost of sales                                       4.4a
  Gain on IMC-Agrico investment                      11.9
  General and administrative                          2.0
                                                   ------
                                                     20.8
                                                   ------
Agricultural minerals operating income -1996       $ 76.2
                                                   ======

a. Includes a reduction to depreciation of $7.1 million and $4.8 million for the first quarter of 1996 and 1995, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions. First-quarter 1996 also includes $3.0 million of asset valuation charges from IMC-Agrico.

     FRP's first-quarter 1996 phosphate fertilizer sales volumes were 12 percent lower than those in the 1995 period, as IMC-Agrico experienced reduced demand for diammonium phosphate (DAP), its principal fertilizer product. Although IMC-Agrico's export sales continued strong because of its 1996 sales agreement with China, domestic sales declined as dealers, whose inventories were sufficient for the start of the cooler than normal spring season, delayed purchases. This decline in demand prompted IMC-Agrico to temporarily idle its Taft, Louisiana phosphate fertilizer facility in mid-March and reduce DAP production at its New Wales, Florida facility in mid-April to manage its increasing product inventory. Although fertilizer prices weakened late in the first quarter of 1996, FRP's average DAP realization for the current quarter increased 22 percent from year-ago levels resulting in improved cash margins. The price improvement was primarily the result of the tight supply/demand situation experienced during late 1995 that moved prices higher into early 1996. Additionally, because of a change in contract terms, FRP's 1996 DAP sales included large volumes to China at market-related prices at the time of shipment, whereas contracted sales to China in 1995 were made at prices which ultimately were below market at the time of shipment. FRP's phosphate fertilizer unit production costs were higher than in the 1995 period, primarily reflecting increased costs for phosphate rock.

     Near-term sales volumes are expected to be seasonally strong as U.S. farmers begin planting. Record high grain prices combined with higher planted acreage should yield above normal product movement to the field during the second quarter. Fertilizer prices for the balance of the year will depend on developments during the growing season and the level of demand in export markets. The long-term fundamental market outlook remains favorable considering record low global grain stocks and higher commodity prices. As a result, global phosphate fertilizer demand is expected to continue to increase.

     FRP's current quarter phosphate rock sales volumes declined 44 percent primarily reflecting the previously reported October 1995 expiration of a contract providing annual sales of 1.5 million tons net to FRP. Because the expired contract was priced on a cost-plus formula that resulted in below market realizations, the impact to earnings was not significant and caused a 24 percent increase in first-quarter 1996 average realizations. Also contributing to the reduction in sales volumes were lower sales in the export market. Phosphate rock sales volumes are expected to decline further, beginning in the second half of 1996, as IMC-Agrico does not intend to renew certain long-term sales contracts as they expire in order to maximize the value of its phosphate rock reserves through internal use.

     FRP's first-quarter 1996 sulphur sales volumes declined slightly from the 1995 quarter level, which benefited from reduced domestic recovered sulphur production. FRP's sulphur realizations rose slightly from the year-ago period. FRP reduced its sulphur production in mid-March by approximately 0.2 million tons annually in response to prospects for lower domestic sulphur demand from phosphate fertilizer producers. FRP's future sulphur sales volumes and realizations will continue to depend on the level of demand from the domestic phosphate fertilizer industry and the supply of recovered sulphur.

                                                    First Quarter
                                           ------------------------------
                                              1996                 1995
                                           ----------           ----------
Phosphate fertilizers -primarily DAP
  Sales (short tons) a                        790,000              899,900
  Average realized price b
    All phosphate fertilizers                 $197.08              $163.80
    DAP                                        205.56               169.18
Phosphate rock
  Sales (short tons) a                        751,800            1,338,700
  Average realized price b                     $26.28               $21.12
Sulphur
  Sales (long tons) c                         738,100              760,600

a. Reflects FRP's 43.6 percent and 45.1 percent share of the IMC-Agrico assets for the years ended June 30, 1996 and 1995, respectively.

b.   Represents average realization f.o.b. plant/mine.

c. Includes internal consumption totaling 186,000 tons and 178,900 tons for the first quarter of 1996 and 1995, respectively.

Oil Operation -

                                     First Quarter
                                  -------------------
                                   1996        1995
                                  -------     -------
Sales (barrels)                   542,200     620,800
Average realized price             $17.45      $15.36
Operating income (in millions)       $2.2        $1.1

     Main Pass oil production declined from the 1995 period, although improving slightly from the previous quarter. Net production for 1996 is expected to be slightly lower than 1995 levels. Main Pass operating income benefited from a $2.09 per barrel increase in average realizations caused by a similar rise in world market prices.

CAPITAL RESOURCES AND LIQUIDITY
FTX's main source of cash flow is distributions from its ownership in
FRP.      Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through the distribution for the quarter ending December 31, 1996 before any distributions may be made to FTX. On April 19, 1996, FRP declared a distribution of 61 cents per publicly held unit ($30.6 million) and 63 cents per FTX-owned unit ($33.6 million), payable May 15, 1996, reducing the unpaid distributions to FTX by $1.0 million. The remaining $378.9 million of unpaid distributions to FTX are recoverable from one-half of any excess of future quarterly FRP distributions over 60 cents per unit for all units. FRP's future distributions will be dependent on the distributions received from IMC-Agrico and cash flow from FRP's sulphur and oil operations. Distributable cash in April 1996 included $69.3 million from IMC-Agrico. Future distributions from IMC-Agrico will depend primarily on the phosphate fertilizer market, discussed earlier, and FRP's share of IMC-Agrico cash distributions (Current Interest). In March 1996, FRP and its joint venture partner in IMC-Agrico amended the IMC-Agrico Partnership Agreement to (1) increase FRP's ownership in IMC-Agrico by 0.85 percent, (2) alter the management structure of the joint venture and (3) modify certain product pricing arrangements between IMC-Agrico and other of the joint venture partner's business units. As a result, FRP's Current Interest is presently 53.95 percent through June 30, 1996, changing to 54.35 percent for the twelve months ended June 30, 1997 and declining to
41.45 percent thereafter. The partnership agreement changes were made in recognition of changes in IMC-Agrico's business and in connection with a merger transaction between the joint venture partner and another company.

     FTX's parent company obligations were significantly reduced as a result of the recapitalization and restructuring activities completed in 1995. FTX retained certain cash requirements related to its past business activities, including oil and gas property abandonment obligations and employee benefit liabilities. Also, FTX could potentially incur future cash payments relating to its FM Properties Inc. debt guarantee, discussed in Note 9 to FTX's 1995 yearend financial statements. FTX anticipates that its cash distributions from FRP and amounts available to it under the credit facility will be sufficient to meet these obligations. FTX's credit facility (Note 2) provides $300 million of credit available to FRP ($225 million of additional borrowings available at April 19, 1996), $75 million of which is available to FTX. In August 1995, the FTX Board of Directors established a new dividend policy for FTX common stock, declaring a regular quarterly cash dividend of 9 cents per common share. The new dividend policy allows FTX to use additional available funds to purchase FTX stock, purchase FRP units and/or invest in new growth opportunities. The timing of FTX stock and FRP unit purchases is dependent upon many factors, including their price, FTX's financial condition and general economic and market factors.

     Net cash provided by continuing operations during the first three months of 1996 declined to $52.8 million, compared with $61.8 million in the 1995 period (excludes $83.6 million from discontinued operations), primarily caused by the increase in FRP's product inventories discussed earlier. Net cash used in investing activities was $4.6 million compared with $9.1 million in the 1995 quarter (excludes $169.0 million from discontinued operations). Based on current estimates, capital expenditures for 1996 will approximate $40 million. Net cash used in financing activities totaled $47.8 million in the 1996 period compared with cash generated totaling $42.2 million in the 1995 period. Net debt borrowings (including debt offerings and infrastructure sales) totaled $17.4 million in the 1996 quarter compared with $180.1 million in the 1995 period. During the first three months of 1996, FTX's equity purchases totaled $31.0 million, acquiring 0.8 million of its common shares for an aggregate $30.1 million and 43,200 FRP units for an aggregate $0.9 million. During the 1995 period, FTX's equity purchases totaled $73.3 million, consisting of 0.1 million of its common shares for $12.3 million, 2.8 million FCX Class A common shares for $58.9 million and 137,000 FRP units for $2.1 million.

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


               FREEPORT-McMoRan INC.



               By: /s/ Charles W. Goodyear
                   -----------------------
                       Charles W. Goodyear
               Executive Vice President and
               Chief Financial Officer
               (authorized signatory and
               Principal Accounting Officer)



Date:  April 26, 1996



                        FREEPORT-McMoRan INC.

                            EXHIBIT INDEX

                                                               Sequentially
                                                                 Numbered
Number                Description                                  Page
- ----------            ---------------                              ----
11.1 Freeport-McMoRan Inc. Computation of Net Income per Common and Common Equivalent Share

27.1     Freeport-McMoRan Inc. Financial Data Schedule