Form 10-Q
period 1996-06-30
FREEPORT MCMORAN INC
filed 1996-08-09
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended June 30, 1996

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

On June 30, 1996, there were issued and outstanding 26,364,358 shares of the registrant's Common Stock, par value $0.01 per share.


                        FREEPORT-McMoRan INC.

                          TABLE OF CONTENTS



                                                       Page
Part I.Financial Information

  Financial Statements:

    Condensed Balance Sheets                            3

    Statements of Income                                4

    Statements of Cash Flow                             5

    Notes to Financial Statements                       6

  Remarks                                               7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                   8

  Part II.  Other Information                           12

  Signature                                             14

  Exhibit Index                                         E-1



                         FREEPORT-McMoRan INC.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                        FREEPORT-McMoRan INC.
                       CONDENSED BALANCE SHEETS
                             (Unaudited)

                                          June 30,     December 31,
                                            1996           1995
                                         ----------     ----------
                                               (In Thousands)
ASSETS
Current assets:
Cash and short-term investments           $    7,339    $   23,496
Accounts receivable                           93,591       100,994
Inventories                                  136,654       119,010
Prepaid expenses and other                     4,849         4,499
                                          ----------    ----------
  Total current assets                       242,433       247,999
  Property, plant and equipment, net         974,430       999,840
Other assets                                  52,359        72,631
                                          ----------    ----------
Total assets                              $1,269,222    $1,320,470
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities  $  149,232    $  180,766
Long-term debt, less current portion         385,695       359,501
Accrued postretirement benefits and
 pension costs                               182,169       170,542
Reclamation and mine shutdown reserves       120,772       128,981
Other liabilities and deferred credits        85,287        92,722
Minority interest                            181,639       196,021
Stockholders' equity                         164,428       191,937
                                          ----------    ----------
Total liabilities and stockholders'
 equity                                   $1,269,222    $1,320,470
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.


                        FREEPORT-McMoRan INC.
                   STATEMENTS OF INCOME (Unaudited)

                                 Three Months                Six Months
                                Ended June 30,             Ended June 30,
                          ------------------------    ------------------------
                             1996          1995          1996          1995
                          ----------    ----------    ----------    ----------
                               (In Thousands, Except Per Share Amounts)
Revenues                  $  242,793    $  233,398    $  499,620    $  487,877
Cost of sales:
Production and delivery      172,573       165,924       342,521       338,426
Depreciation and
 amortization                  9,385         7,072        20,807        21,412
                          ----------    ----------    ----------    ----------
  Total cost of sales        181,958       172,996       363,328       359,838
Gain on IMC-Agrico
 investment                        -             -       (11,917)            -
General and administrative
 expenses                     14,405        13,218        32,040        30,981
                          ----------    ----------    ----------    ----------
  Total costs and
   expenses                  196,363       186,214       383,451       390,819
                          ----------    ----------    ----------    ----------
Operating income              46,430        47,184       116,169        97,058
Interest expense, net         (8,413)      (15,519)      (16,438)      (31,230)
Other income (expense),
 net                             607           440         1,355           651
                          ----------    ----------    ----------    ----------
Income before minority
 interest and income
 taxes                        38,624        32,105       101,086        66,479
Minority interest in net
 income of consolidated
 subsidiaries                (18,639)      (19,127)      (47,741)      (50,411)
Income tax provision          (6,764)       (5,717)      (18,899)       (6,557)
                          ----------    ----------    ----------    ----------
Income from continuing
 operations                   13,221         7,261        34,446         9,511
Discontinued operations            -       292,847             -       315,457
                          ----------    ----------    ----------    ----------
Net income                    13,221       300,108        34,446       324,968
Preferred dividends           (1,095)      (34,623)       (2,191)      (40,092)
                          ----------    ----------    ----------    ----------
Net income applicable to
 common stock             $   12,126    $  265,485    $   32,255    $  284,876
                          ==========    ==========    ==========    ==========

Net income per primary share:
Continuing operations           $.49          $.29         $1.26          $.40
Discontinued operations            -         11.89             -         13.28
Preferred dividends             (.04)        (1.40)         (.08)        (1.69)
                                ----        ------         -----        ------
                                $.45        $10.78         $1.18        $11.99
                                ====        ======         =====        ======

Net income per fully diluted share:
Continuing operations           $.49          $.47         $1.26          $.86
Discontinued operations            -          9.91             -         10.64
Preferred dividends             (.04)        (1.13)         (.08)        (1.13)
                                ----         -----          ----         -----
                                $.45         $9.25         $1.18        $10.37
                                ====         =====         =====        ======
Average common and common equivalent shares outstanding:

  Primary                     27,145        24,637        27,412        23,753
                              ======        ======        ======        ======
  Fully diluted               27,145        29,560        27,412        29,638
                              ======        ======        ======        ======
Dividends per common share:
  Cash                          $.09            $-          $.18       $     -
  Property                         -             -             -        1.5612
                                ----            --          ----       -------
                                $.09            $-          $.18       $1.5612
                                ====            ==          ====       =======


The accompanying notes are an integral part of these financial statements.

                        FREEPORT-McMoRan INC.
                 STATEMENTS OF CASH FLOW (Unaudited)

                                                 Six Months
                                               Ended June 30,
                                          ------------------------
                                             1996          1995
                                          ----------    ----------
                                               (In Thousands)
Cash flow from operating activities:
Net income                                $   34,446    $  324,968
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization               20,807        72,892
  Gain on IMC-Agrico investment              (11,917)            -
  Recognition of unearned income                (363)      (36,207)
  Amortization of debt discount and
    financing costs                            1,043        15,211
  Deferred income taxes                       18,798        83,715
  Minority interests' share of net
   income                                     47,741       133,403
  Cash distribution from IMC-Agrico in
   excess of interest in capital              24,897        21,347
  Reclamation and mine shutdown
   expenditures                               (6,476)       (4,928)
  Gain on FCX securities transactions              -      (391,224)
  Loss on recapitalization of FTX
   securities                                      -        43,316
  (Increase) decrease in working capital,
   net of effect of acquisitions and
   distributions:
    Accounts receivable                       22,359         2,006
    Inventories                              (17,644)      (21,419)
    Prepaid expenses and other                  (353)        3,471
    Accounts payable and accrued
     liabilities                             (40,855)       12,078
  Other                                        8,926        10,299
                                          ----------    ----------
Net cash provided by operating activities    101,409       268,928
                                          ----------    ----------
Cash flow from investing activities:
Capital expenditures:
  FRP                                        (16,649)      (15,484)
  FCX                                              -      (308,099)
  Other                                         (926)       (1,821)
Sale of assets                                 4,000           375
                                          ----------    ----------
Net cash used in investing activities        (13,575)     (325,029)
                                          ----------    ----------
Cash flow from financing activities:
Purchase of FTX common shares                (57,672)      (12,317)
Purchase of FRP units                         (1,305)       (2,061)
Purchase of FCX Class A common shares              -      (111,747)
Purchase/Redemption of FTX securities:
ABC Debentures                                     -      (280,826)
6.55% Senior Notes                                 -       (14,955)
Distributions paid to minority interests:
  FRP                                        (61,898)      (61,150)
  FCX                                              -       (59,970)
Net proceeds from infrastructure
 financing                                         -       228,899
Repayments of debt, net                     (123,768)      (65,009)
Proceeds from sale of FRP 7% Senior
 Notes                                       147,831             -
Proceeds from sale of FCX Class A
 common shares                                     -       447,006
Cash dividends paid:
  Common stock                                (4,832)            -
  Preferred stock                             (2,191)       (6,565)
Other                                           (156)         (628)
                                          ----------    ----------
Net cash provided by (used in) financing
 activities                                 (103,991)       60,677
                                          ----------    ----------
Net increase (decrease) in cash and
 short-term investments                      (16,157)        4,576
Net decrease attributable to
 discontinued operations                           -        13,098
Cash and short-term investments at
 beginning of year                            23,496        13,810
                                          ----------    ----------
Cash and short-term investments at
 end of period                            $    7,339    $   31,484
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.


                        FREEPORT-McMoRan INC.
                    NOTES TO FINANCIAL STATEMENTS

1.  PARENT COMPANY BALANCE SHEET
The unaudited, unconsolidated condensed balance sheet of Freeport-McMoRan Inc. (FTX) as of June 30, 1996 follows (in thousands):

Cash and short-term investments                     $       72
Note receivable from FRP                                 9,000
Other current assets                                    16,523
Property, plant and equipment, net                      42,856
Investment in FRP                                      197,275
Other assets                                             5,373
                                                    ----------
    Total assets                                    $  271,099
                                                    ==========

Accounts payable and accrued liabilities            $   26,069
Long-term debt                                               -
Other liabilities and deferred credits                  80,602
Stockholders' equity                                   164,428
                                                    ----------
    Total liabilities and stockholders' equity      $  271,099
                                                    ==========

2.  LONG-TERM DEBT
In February 1996, Freeport-McMoRan Resource Partners, Limited Partnership (FRP) sold publicly $150 million of its 7% Senior Notes due 2008. Net proceeds of $147.8 million were used to reduce bank indebtedness. Following the sale of the 7% Senior Notes, the committed amount under the FTX/FRP revolving credit facility was reduced from $400 million to $300 million, all of which is available to FRP and $75 million of which is available to FTX. As of June 30, 1996, $255.0 million was available under the credit facility.

3.  INVESTMENT IN IMC-AGRICO COMPANY
In March 1996, FRP and its joint venture partner in IMC-Agrico increased FRP's ownership in IMC-Agrico by 0.85 percent. As a result, FRP recognized a gain of $11.9 million in the first quarter of 1996 resulting from the increased share of IMC-Agrico's net assets.

4.  PROPOSED MERGER
On August 7, 1996, FTX, the administrative managing general partner and 51.6 percent owner of FRP, announced that it had entered into a non-binding letter of intent with Arcadian Corporation regarding a possible combination of their businesses into a newly formed corporation. Although it is not a condition to the combination, it is intended that FRP will be offered an opportunity to participate in a transaction that would convert the publicly held FRP units into capital stock of the new corporation.

     The proposed combination is subject to the negotiation and execution of a definitive merger agreement, completion of due diligence, approval of the boards of directors of FTX and Arcadian, approval by the shareholders of FTX and Arcadian, and approval under the Hart-Scott-Rodino Anti-Trust Improvements Act. Completion of the combination is also subject to such rights as IMC Global Inc. may have to participate in the transaction under its partnership agreement with FRP governing their IMC-Agrico joint venture. The proposed transaction with FRP would also be subject to approval of a special committee of the FTX board of directors representing the interests of FRP public unitholders and to a vote of those unitholders. The companies intend to complete the definitive agreement in approximately 30 days.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PROPOSED MERGER
On August 7, 1996, Freeport-McMoRan Inc. (FTX), the administrative managing general partner and 51.6 percent owner of Freeport-McMoRan Resource Partners, Limited Partnership (FRP), announced that it had entered into a non-binding letter of intent with Arcadian Corporation regarding a possible combination of their businesses into a newly formed corporation. Although it is not a condition to the combination, it is intended that FRP will be offered an opportunity to participate in a transaction that would convert the publicly held FRP units into capital stock of the new corporation.

     The proposed combination is subject to the negotiation and execution of a definitive merger agreement, completion of due diligence, approval of the boards of directors of FTX and Arcadian, approval by the shareholders of FTX and Arcadian, and approval under the Hart-Scott-Rodino Anti-Trust Improvements Act. Completion of the combination is also subject to such rights as IMC Global Inc. may have to participate in the transaction under its partnership agreement with FRP governing their IMC-Agrico joint venture. The proposed transaction with FRP would also be subject to approval of a special committee of the FTX board of directors representing the interests of FRP public unitholders and to a vote of those unitholders. The companies intend to complete the definitive agreement in approximately 30 days.

RESULTS OF OPERATIONS

                             Second Quarter             Six Months
                          ----------------------  ----------------------
                             1996        1995        1996        1995
                          ----------  ----------  ----------  ----------
                             (In Millions, Except Per Share Amounts)
Revenues                  $    242.8  $    233.4  $    499.6  $    487.9
Operating income                46.4        47.2       116.2        97.1
Income from continuing
 operations                     13.2         7.3        34.4         9.5
Discontinued operations            -       292.8           -       315.5
Preferred dividends             (1.1)      (34.6)       (2.1)      (40.1)
                          ----------  ----------  ----------  ----------
Net income to common
 stock                    $     12.1  $    265.5  $     32.3  $    284.9
                          ==========  ==========  ==========  ==========

FTX operates primarily through its 51.6 percent interest in FRP. Operating results for the 1996 periods benefited from higher average realizations on phosphate fertilizer, phosphate rock and oil sales. The animal feed ingredients business, acquired in October 1995, also contributed to operating results. Offsetting the impact of these positive factors were lower production and sales volumes for phosphate rock, sulphur and oil. The six-month 1996 period was impacted by an $11.9 million gain resulting from the increase in FRP's ownership of IMC-Agrico Company (Note 3) and charges totaling $3.0 million representing miscellaneous asset valuations at IMC-Agrico.

     Depreciation and amortization for the 1996 quarter rose $2.3 million from the 1995 period amount, primarily attributable to a $2.8 million increase related to FRP's disproportionate interest in the IMC-Agrico cash distributions and $0.5 million associated with the animal feed ingredients operations, partially offset by a $0.9 million reduction from phosphate rock activities caused by the decline in sales volumes. For the six-month 1996 period, depreciation and amortization decreased $0.6 million from the 1995 period, reflecting a $1.5 million reduction from Main Pass oil operations and a $1.4 million reduction from phosphate rock activities caused by the decline in sales volumes. These decreases were partially offset by $1.0 million of depreciation associated with the animal feed ingredients business.

          General and administrative expenses for the second-quarter and six-month 1996 periods rose $1.2 million and $1.1 million, respectively, from the 1995 period amounts primarily reflecting the inclusion of the animal feed ingredients operations. The six-month 1996 period also includes $1.3 million higher stock appreciation rights costs (second-quarter 1995 included a $1.5 million reduction to expense), whereas the 1995 period included a $1.2 million charge for the reorganization of IMC-Agrico's marketing function.

     Interest expense for the 1996 periods decreased from the year-ago amounts as a result of the elimination of FTX's parent company debt in connection with its 1995 recapitalization and reorganization activities. Minority interest's share of net income represents the FRP public unitholders' pro rata share of FRP earnings, with the quarter by periods including a $0.5 million gain in 1996 and a $0.8 million gain in 1995 resulting from a disproportionate share of FRP distributions received by FTX during the periods (a gain of $1.7 million for the six-month 1996 period versus an $8.0 million charge for the six-month 1995 period). FTX's income tax provision for 1996 increased from the 1995 period amount, primarily resulting from the rise in pretax, after-minority interest earnings. Preferred stock dividends were lower, reflecting the impact of the 1995 recapitalization activities.

Agricultural Minerals Operations FTX's agricultural minerals operations, which includes FRP's fertilizer and phosphate rock operations (conducted through IMC-Agrico) and its sulphur business, reported second-quarter 1996 operating income of $50.1 million on revenues of $233.0 million compared with operating income of $48.8 million on revenues of $224.2 million for the 1995 period. Operating income for the first six months of 1996 was $126.3 million on revenues of $480.2 million compared with operating income of $104.2 million on revenues of $468.9 million for the year-ago period. Significant items impacting operating income are as follows (in millions):

                                           Second            Six
                                           Quarter          Months
                                          ----------     -----------
Agricultural minerals operating
 income -1995                             $     48.8     $     104.2
                                          ----------     -----------
Increases (decreases):
  Sales volumes                                (11.4)          (48.7)
  Realizations                                  16.4            59.5
  Other                                          3.8              .5
                                          ----------      ----------
    Revenue variance                             8.8            11.3
  Cost of sales                                 (8.1)a          (3.7)a
  Gain on IMC-Agrico investment                    -            11.9
  General and administrative                      .6             2.6
                                          ----------      ----------
                                                 1.3            22.1
                                          ----------      ----------
Agricultural minerals operating income
 -1996                                    $     50.1      $    126.3
                                          ==========      ==========

a. Includes a reduction to depreciation of $8.5 million and $11.3 million for the second quarter of 1996 and 1995, respectively, and $15.8 million and $16.1 million for the six-month period of 1996 and 1995, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions. The six-month 1996 period also includes $3.0 million of asset valuation charges from IMC-Agrico.

     FRP's second-quarter 1996 phosphate fertilizer sales volumes were 7 percent higher than those in the 1995 period, with IMC-Agrico's realization for diammonium phosphate (DAP), its principal fertilizer product, averaging 6 percent higher. The improvement in average price realizations resulted from the tight supply/demand situation experienced during late 1995 that moved prices higher in early 1996. After near record high fertilizer prices, price weakness began late in the first quarter and continued into the current quarter as industry exports and domestic sales volumes were lower than anticipated. In response to market conditions, IMC-Agrico temporarily idled its Taft, Louisiana plant and reduced DAP production at its New Wales, Florida plant in March and April, respectively, and also idled its Nichols, Florida phosphate plant in mid-May. However, near the end of the second quarter, North American and international demand strengthened, resulting in improved market prices. In response to these improving market conditions, in July IMC-Agrico resumed full capacity operations at its New Wales, Florida plant and commenced production at its Taft, Louisiana plant. FRP's phosphate fertilizer unit production costs were essentially unchanged as lower costs for ammonia and sulphur were offset by higher phosphate rock production, chemical processing and natural gas costs.

     The long-term fundamental market outlook for phosphate fertilizers remains favorable because of record low global grain stocks and historically high grain prices. Global fertilizer demand is expected to continue to increase. With many international phosphate suppliers sold out through the third quarter, global supply and demand should result in favorable prices throughout the balance of the year.

     FRP's second-quarter 1996 phosphate rock sales volumes declined 39 percent primarily reflecting the previously reported October 1995 expiration of a cost-plus contract that resulted in below market realizations on annual sales of 1.5 million tons net to FRP. Also contributing to the reduction in sales volumes were lower sales in the export market. The 18 percent increase in second-quarter 1996 realizations, primarily caused by the below market contract expiration, was offset by lower sales volumes and higher rock mining costs, resulting in lower earnings from its phosphate rock operations. Phosphate rock sales volumes are expected to decline further as IMC-Agrico does not intend to renew certain long-term sales contracts as they expire in order to maximize the long-term value of its phosphate rock reserves through internal use.

     Sulphur sales volumes in the second quarter of 1996 declined 14 percent from the 1995 period level, as FRP operated its Main Pass and Culberson mines at reduced rates (equivalent to 350,000 tons lower annual production) in response to lower domestic sulphur demand from phosphate fertilizer producers. Sulphur market prices were negatively affected by the lower demand. FRP's future sulphur sales volumes and realizations will continue to depend on the level of demand from the domestic phosphate fertilizer industry.

                               Second Quarter                Six Months
                          ------------------------    ------------------------
                             1996          1995          1996          1995
                          ----------    ----------    ----------    ----------
Phosphate fertilizers -primarily DAP
  Sales (short tons) a       809,900       760,400     1,599,900     1,660,300
  Average realized price b
    All phosphate
     fertilizers             $174.96       $163.53       $185.88       $163.68
    DAP                       178.37        169.01        192.05        169.10
Phosphate rock
  Sales (short tons) a       740,700     1,221,500     1,492,500     2,560,200
  Average realized
   price b                    $27.27        $23.18        $26.77        $22.10
Sulphur
  Sales (long tons) c        665,700       772,700     1,403,800     1,533,300

a. Reflects FRP's 43.6 percent and 45.1 percent share of the IMC-Agrico assets for the years ended June 30, 1996 and 1995, respectively.

b.   Represents average realization f.o.b. plant/mine.

c. Includes internal consumption totaling 169,000 tons and 189,700 tons for the second quarter of 1996 and 1995, respectively, and 355,000 tons and 368,600 tons for the six-month period of 1996 and 1995, respectively.

Oil Operations -

                                      Second Quarter       Six Months
                                    -----------------  -------------------
                                     1996      1995      1996      1995
                                    -------   -------  --------- ---------
Sales (barrels)                     502,300   541,000  1,044,500 1,161,800
Average realized price               $19.26    $16.71     $18.32    $15.99
Operating income (in millions)         $2.5      $1.4       $4.7      $2.5

     Main Pass oil production declined slightly from the 1995 period, as expected. Net production for 1996 is expected to be slightly lower than 1995 levels. Main Pass operating income for the 1996 periods benefited from an increase in average realizations caused by higher world market prices.

     During the quarter, FRP, a significant consumer of natural gas in its sulphur and fertilizer operations, acquired a 25 percent leasehold interest in an oil and gas joint venture to explore a 35,000 acre project area in south Terrebonne Parish, Louisiana. Two high-potential, high-risk prospects have been identified, with drilling on the East Fiddler's Lake prospect begun in July 1996 and drilling on the North Bay Junop prospect anticipated to begin in late 1996. A 3-D seismic survey has indicated additional potential prospects which may be drilled in 1997. In connection with the acquisition of this interest, FRP reimbursed McMoRan Oil & Gas Co., a formerly owned affiliate of FTX, $2.1 million for certain costs previously incurred on the project area. FRP acquired its interest on the same proportionate basis as Phillips Petroleum, which has a 50 percent leasehold interest in the project area and is the operator of the initial two drilling prospects. FRP will continue to evaluate opportunities for additional investments.

CAPITAL RESOURCES AND LIQUIDITY
FTX's main source of cash flow is distributions from its ownership in
FRP.      Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through the distribution for the quarter ending December 31, 1996 before any distributions may be made to FTX. On July 19, 1996, FRP declared a distribution of 60 cents per publicly held unit ($30.0 million) and 23 cents per FTX-owned unit ($12.5 million), payable August 15, 1996, increasing the total unpaid distributions to FTX to $398.4 million. As a result, an additional $9.4 million minority interest charge will be recognized by FTX during the third quarter of 1996. Unpaid distributions to FTX are recoverable from one-half of any excess of future quarterly FRP distributions over 60 cents per unit for all units. FRP's future distributions will be dependent on the distributions received from IMC-Agrico, cash flow from FRP's sulphur and oil operations, and on the level of and methods of financing its capital expenditure needs including reclamation and growth projects. Distributable cash in July 1996 included $49.8 million from IMC-Agrico. Future distributions from IMC-Agrico will depend primarily on the phosphate fertilizer market, discussed earlier, and FRP's share of IMC-Agrico cash distributions (Current Interest). In March 1996, FRP and its joint venture partner in IMC-Agrico amended the IMC-Agrico Partnership Agreement to (1) increase FRP's ownership in IMC-Agrico by 0.85 percent, (2) alter the management structure of the joint venture and
(3) modify certain product pricing arrangements between IMC-Agrico and other of the joint venture partner's business units. As a result, FRP's Current Interest is 54.35 percent for the twelve months ended June 30, 1997 and declines to 41.45 percent thereafter. The partnership agreement changes were made in recognition of changes in IMC-Agrico's business and in connection with a merger transaction between the joint venture partner and another company.

     FTX's parent company obligations were significantly reduced as a result of the recapitalization and restructuring activities completed in 1995. FTX retained certain cash requirements related to its past business activities, including oil and gas property abandonment obligations and employee benefit liabilities. Also, FTX could potentially incur future cash payments relating to its FM Properties Inc. debt guarantee, discussed in Note 9 to FTX's 1995 year-end financial statements. FTX anticipates that its cash distributions from FRP and its amounts available under the credit facility will be sufficient to meet these obligations. FTX's credit facility (Note 2) provides $300 million of credit available to FRP ($252.0 million of additional borrowings available at July 26, 1996), $75 million of which is available to FTX. FTX's regular quarterly cash dividend of 9 cents per common share, initiated in August 1995, allows FTX to use additional available funds to purchase FTX stock, purchase FRP units and/or invest in new growth opportunities. Since the change in its dividend policy through June 30, 1996, FTX has purchased approximately
2.4 million FTX shares and 181,200 FRP units for an aggregate cost of $93.7 million. The timing of additional FTX stock and FRP unit purchases is dependent upon many factors, including their price, FTX's financial condition and general economic and market factors.

     Net cash provided by continuing operations during the first six months of 1996 declined to $101.4 million, compared with $130.3 million in the 1995 period (excludes $138.6 million from discontinued operations), primarily caused by the increase in FRP's product inventories. Net cash used in investing activities was $13.6 million compared with $16.9 million in the 1995 period (excludes $308.1 million from discontinued operations). Capital expenditures for 1996, including amounts associated with the North Bay Junop/East Fiddler's Lake oil and gas exploration area, are currently estimated to approximate $45 million. Net cash used in financing activities totaled $104.0 million in the 1996 period compared with net cash generated of $60.7 million in the 1995 period. Net debt borrowings (including debt offerings and infrastructure sales) totaled $24.1 million in the 1996 period compared with repayments totaling $131.9 million in the 1995 period, with the 1995 period including net proceeds of $447.0 million from the sale of Freeport-McMoRan Copper & Gold Inc. (FCX) Class A common shares as part of FTX's restructuring activities. During the first six months of 1996, equity purchases totaled $59.0 million, acquiring approximately 1.6 million of its common shares for an aggregate $57.7 million and 63,200 FRP units for an aggregate $1.3 million. During the 1995 period, equity purchases totaled $126.1 million, consisting of 0.7 million of its common shares for $12.3 million, 2.8 million FCX Class A common shares for $111.7 million and 137,500 FRP units for $2.1 million.

                   --------------------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

                        FREEPORT-McMoRan INC.

                     PART II.  Other Information

Item 1.   Legal Proceedings.

Tom Beanal v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-1474 (E.D. La. filed Apr. 29, 1996) and Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. filed June 19,
1996) and Civ. No. 96-2139 (E.D. La. removed June 24, 1996).

          In both actions, the plaintiffs allege substantially identical environmental, human rights and social/cultural violations in Indonesia. Tom Beanal seeks $6 billion in monetary damages and other equity relief and Yosefa Alomang seeks unspecified monetary damages and other equitable relief. The registrant denies the allegations, which have been refuted by a series of independent examinations of the Indonesian mining operations of P.T. Freeport Indonesia Company. The registrant believes that the actions are baseless and will vigorously defend such actions.

Item 4.   Submission of Matters to a Vote of Security Holders.

     (a) The Annual Meeting of Stockholders of the registrant was held on April 30, 1996 (the Annual Meeting). Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting Robert W. Bruce III, Robert A. Day and Bobby Lee Lackey were elected to serve until the 1999 annual meeting of stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Richard C. Adkerson, Thomas B. Coleman, William B. Harrison, Jr., Henry A. Kissinger, Rene L. Latiolais, Gabrielle K. McDonald, James R. Moffett, George Putnam, B. M. Rankin, Jr., J. Taylor Wharton and Ward W. Woods, Jr.

     (c) At the Annual Meeting the stockholders voted to elect three directors. Set forth below is the number of shares voted for or withheld from each nominee. There were no abstentions or broker non-votes with respect to the election of directors.

       Name                 For        Withheld
- -------------------      ----------    --------
Robert W. Bruce III      24,557,311     192,040
Robert A. Day            24,551,536     197,815
Bobby Lee Lackey         24,551,827     197,524

          At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP as the independent auditors to audit the financial statements of the registrant and its subsidiaries for the year 1996. Holders of 24,653,261 shares voted for, holders of 51,710 shares voted against and holders of 44,380 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

          At the Annual Meeting the stockholders voted on and approved a proposal to amend to the registrant's Annual Incentive Plan.
Holders of 23,504,046 shares voted for, 885,546 shares voted against and holders of 359,759 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

          At the Annual Meeting the stockholders voted on and approved the amendments to the 1992 Long-Term Performance Incentive Plan. Holders of 23,473,379 shares voted on, holders of 908,677 shares voted against and holders of 367,295 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

          At the Annual Meeting the stockholders voted on and approved the registrant's 1996 Stock Option Plan. Holders of 21,879,965 shares voted on, 2,153,763 shares voted against, and holders of 715,623 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

Item 5.   Other Events.

          On August 7,1996, the registrant issued a press release announcing that it had entered into a non-binding letter of intent with Arcadian Corporation regarding a possible combination of their businesses into a newly formed corporation. Although it is not a condition to the combination, it is intended that Freeport-McMoRan Resource Partners, Limited Partnership (FRP) will be offered an opportunity to participate in a transaction that would convert the publicly held limited partnership units of FRP into capital stock of the new corporation. Copies of the letter of intent and the press release are filed with this report as Exhibits 99.1 and 99.2, respectively.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) The exhibits to this report are listed on the Exhibit Index appearing on page E-1 hereof.

     (b) No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.



                        FREEPORT-McMoRan INC.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FREEPORT-McMoRan INC.



                                   By: /s/ William J. Blackwell
                                       ------------------------
                                        William J. Blackwell
                                   Controller - Financial Reporting
                                   (authorized signatory and
                                   Principal Accounting Officer)



Date:  August 9, 1996


                        FREEPORT-McMoRan INC.

                            EXHIBIT INDEX

                                                  Sequentially
                                                    Numbered
Number         Description                            Page
- ------         -----------                         ----------
11.1     Freeport-McMoRan Inc. Computation of
           Net Income per Common and Common
           Equivalent Share

27.1     Freeport-McMoRan Inc. Financial Data
           Schedule

99.1     Press Release dated August 7, 1996

99.2     Letter of Intent between
           Freeport-McMoRan Inc. and
           Arcadian Corporation