Form 10-Q
period 1996-09-30
FREEPORT MCMORAN INC
filed 1996-11-08
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended September 30, 1996

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

On September 30, 1996, there were issued and outstanding 24,979,727 shares of the registrant's Common Stock, par value $0.01 per share.

                        FREEPORT-McMoRan INC.
                          TABLE OF CONTENTS



                                                  Page
Part I.  Financial Information

  Financial Statements:

    Condensed Balance Sheets                        3

    Statements of Income                            4

    Statements of Cash Flow                         5

    Notes to Financial Statements                   6

  Remarks                                           6

  Report of Independent Public Accountants          7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations               8

  Part II.  Other Information                       13

  Signature                                         14

  Exhibit Index                                     E-1

                         FREEPORT-McMoRan INC.
                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                        FREEPORT-McMoRan INC.
                       CONDENSED BALANCE SHEETS
                             (Unaudited)
                                  September 30,    December 31,
                                      1996            1995
                                  -------------    ------------
                                         (In Thousands)
ASSETS
Current assets:
Cash and short-term investments      $   28,606    $   23,496
Accounts receivable                      46,558       100,994
Inventories                             140,382       119,010
Prepaid expenses and other                6,383         4,499
                                     ----------    ----------
  Total current assets                  221,929       247,999
  Property, plant and equipment, net    965,627       999,840
Other assets                             52,440        72,631
                                     ----------    ----------
Total assets                         $1,239,996    $1,320,470
                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
 liabilities                         $  133,755    $  180,766
Long-term debt, less current portion    421,173       359,501
Accrued postretirement benefits and
 pension costs                          181,898       170,542
Reclamation and mine shutdown
 reserves                               121,739       128,981
Deferred income taxes                     8,977             -
Other liabilities and deferred
 credits                                 77,664        92,722
Minority interest                       179,388       196,021
Stockholders' equity                    115,402       191,937
                                     ----------    ----------
Total liabilities and stockholders'
 equity                              $1,239,996    $1,320,470
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                        FREEPORT-McMoRan INC.
                   STATEMENTS OF INCOME (Unaudited)
                      Three Months Ended              Nine Months
                         September 30,             Ended September 30,
                     ------------------------    ------------------------
                        1996          1995          1996          1995
                     ----------    ----------    ----------     ---------
                          (In Thousands, Except Per Share Amounts)
Revenues             $  222,649    $  243,066    $  722,269    $  730,943
Cost of sales:
Production and
 delivery               153,644       171,232       496,165       509,658
Depreciation and
 amortization             9,971        11,230        30,778        32,642
                     ----------    ----------    ----------    ----------
  Total cost of
   sales                163,615       182,462       526,943       542,300
Gain on IMC-Agrico
 investment                   -             -       (11,917)            -
Exploration expenses      2,000             -         2,000             -
General and
 administrative
 expenses                13,143        28,973        45,183        59,954
                     ----------    ----------    ----------    ----------
  Total costs and
   expenses             178,758       211,435       562,209       602,254
                     ----------    ----------    ----------    ----------
Operating income         43,891        31,631       160,060       128,689
Interest expense,
 net                     (8,656)       (9,614)      (25,094)      (40,844)
Other income
 (expense), net             125           926         1,480         1,577
                     ----------    ----------    ----------    ----------
Income before
 minority interest
 and income taxes        35,360        22,943       136,446        89,422
Minority interest
 in net income of
 consolidated
 subsidiaries           (27,797)      (21,440)      (75,538)      (71,851)
Income tax provision     (3,592)         (872)      (22,491)       (7,429)
                     ----------    ----------    ----------    ----------
Income from
 continuing
 operations               3,971           631        38,417        10,142
Discontinued
 operations                   -        24,967             -       340,424
                     ----------    ----------    ----------    ----------
Net income                3,971        25,598        38,417       350,566
Preferred dividends      (1,096)       (1,095)       (3,287)      (41,187)
                     ----------    ----------    ----------    ----------
Net income applicable
 to common stock     $    2,875    $   24,503    $   35,130    $  309,379
                     ==========    ==========    ==========    ==========

Net income per primary share:
Continuing
 operations                $.15          $.02         $1.43          $.40
Discontinued
 operations                   -           .88             -         13.44
Preferred dividends        (.04)         (.04)         (.12)        (1.62)
                           ----          ----          ----         -----
                           $.11          $.86         $1.31        $12.22
                           ====          ====         =====        ======
Net income per fully diluted share:
Continuing
 operations                $.15          $.02         $1.43          $.88
Discontinued
 operations                   -           .88             -         11.53
Preferred dividends        (.04)         (.04)         (.12)        (1.13)
                           ----          ----          ----         -----
                           $.11          $.86         $1.31        $11.28
                           ====          ====         =====        ======
Average common and common equivalent shares outstanding:
  Primary                25,767        28,460        26,824        25,322
                         ======        ======        ======        ======
  Fully diluted          25,767        28,567        26,824        29,513
                         ======        ======        ======        ======
Dividends per common share:
  Cash                     $.09          $.09          $.27          $.09
  Property                    -             -             -        108.41
                              -             -             -        ------
                           $.09          $.09          $.27       $108.50
                           ====          ====          ====       =======

The accompanying notes are an integral part of these financial statements.

                        FREEPORT-McMoRan INC.
                 STATEMENTS OF CASH FLOW (Unaudited)
                                        Nine Months Ended
                                          September 30,
                                     ------------------------
                                         1996         1995
                                     ----------    ----------
                                          (In Thousands)
Cash flow from operating activities:
Net income                           $   38,417    $  350,566
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization          30,778        84,475
  Gain on IMC-Agrico investment         (11,917)            -
  Exploration expenses                    2,000             -
  Recognition of unearned income            (35)      (36,207)
  Amortization of debt discount and
    financing costs                       1,597        15,522
  Deferred income taxes                  22,412        88,195
  Minority interests' share of net
   income                                75,538       154,844
  Cash distribution from IMC-Agrico
   in excess of interest in capital      36,610        31,751
  Reclamation and mine shutdown
   expenditures                         (10,719)       (9,215)
  Gain on FCX securities
   transactions                               -      (435,060)
  Loss on recapitalization of FTX
   securities                                 -        44,371
  (Increase) decrease in working
   capital, net of effect of
   acquisitions and distributions:
    Accounts receivable                  62,089        27,467
    Inventories                         (22,629)      (22,318)
    Prepaid expenses and other           (1,925)         (648)
    Accounts payable and accrued
     liabilities                        (51,611)       14,517
  Other                                  16,183         5,726
                                     ----------    ----------
Net cash provided by operating
 activities                             186,788       313,986
                                     ----------    ----------
Cash flow from investing activities:
Capital expenditures:
  FRP                                   (33,009)      (21,410)
  FCX                                         -      (308,099)
  Other                                  (1,380)       (1,893)
Sale of assets                            4,000        23,577
                                     ----------    ----------
Net cash used in investing
 activities                             (30,389)     (307,825)
                                     ----------    ----------
Cash flow from financing activities:
Purchase of FTX common shares          (107,563)      (16,925)
Purchase of FRP units                    (1,305)       (2,061)
Purchase of FCX Class A common
 shares                                       -      (111,747)
Purchase/Redemption of FTX securities:
ABC Debentures                                -      (280,826)
6.55% Senior Notes                            -       (14,955)
Distributions paid to minority interests:
  FRP                                   (91,946)      (91,307)
  FCX                                         -       (59,970)
Net proceeds from infrastructure
 financing                                    -       228,899
Repayments of debt                      (88,294)     (145,908)
Proceeds from sale of FRP 7% Senior
 Notes                                  147,831             -
Proceeds from sale of FCX Class A
 common shares                                -       497,166
Cash dividends paid:
  Common stock                           (7,140)       (2,740)
  Preferred stock                        (3,287)       (7,661)
Other                                       415         3,712
                                     ----------    ----------
Net cash used in financing
 activities                            (151,289)       (4,323)
                                     ----------    ----------
Net increase in cash and short-term
 investments                              5,110         1,838
Net decrease attributable to
 discontinued operations                      -        13,098
Cash and short-term investments at
 beginning of year                       23,496        13,810
                                     ----------    ----------
Cash and short-term investments at
 end of period                       $   28,606    $   28,746
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                        FREEPORT-McMoRan INC.
                    NOTES TO FINANCIAL STATEMENTS

1.  PARENT COMPANY BALANCE SHEET
The unaudited, unconsolidated condensed balance sheet of Freeport-McMoRan Inc. (FTX) as of September 30, 1996 follows (in thousands):

Cash and short-term
 investments                             $     7,208
Other current assets                           5,135
Property, plant and
 equipment, net                               42,360
Investment in FRP                            194,876
Other assets                                   4,456
                                         -----------
  Total assets                           $   254,035
                                         ===========
Accounts payable
 and accrued
 liabilities                             $    23,029
Long-term debt                                31,000
Other liabilities
 and deferred credits                         84,604
Stockholders' equity                         115,402
                                         -----------
  Total liabilities and
 stockholders' equity                    $   254,035
                                         ===========

2.  LONG-TERM DEBT
In February 1996, Freeport-McMoRan Resource Partners, Limited Partnership (FRP) sold publicly $150 million of its 7% Senior Notes due 2008. Net proceeds of $147.8 million were used to reduce bank indebtedness. Following the sale of the 7% Senior Notes, the committed amount under the FTX/FRP revolving credit facility was reduced from $400 million to $300 million, all of which is available to FRP and $75 million of which is available to FTX. As of September 30, 1996, $201.0 million was available under the credit facility, of which $44.0 million was available to FTX.

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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Freeport-McMoRan Inc.:

We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Inc. (the Company), a Delaware Corporation, as of September 30, 1996, and the related statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the statements of cash flow for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management. We did not review the interim financial information of IMC-Agrico Company (the Joint Venture). The Company's share of the Joint Venture constitutes 46 percent of consolidated total assets as of September 30, 1996, and 82 percent and 79 percent of the Company's consolidated total revenues for the nine-month periods ended September 30, 1996 and 1995, respectively. Those statements were reviewed by other accountants whose report covering their review has been furnished to us.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Freeport-McMoRan Inc. as of December 31, 1995, and the related statements of operations, stockholders' equity and cash flow for the year then ended (not presented herein), and in our report dated January 23, 1996, based on our audit and the report of other auditors, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                                ARTHUR ANDERSEN LLP

New Orleans, Louisiana
October 22, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

                          Third Quarter                Nine Months
                     ------------------------    ------------------------
                        1996          1995          1996          1995
                     ----------    ----------    ----------    ----------
                                        (In Millions)
Revenues             $    222.6    $    243.1    $    722.3    $    730.9
Operating income           43.9          31.6         160.1         128.7
Income from
  continuing operations     4.0            .6          38.4          10.1
Discontinued operations       -          25.0             -         340.4
Preferred dividends        (1.1)         (1.1)         (3.3)        (41.1)
                     ----------    ----------    ----------    ----------
Net income to common
  stock                  $  2.9        $ 24.5        $ 35.1    $    309.4
                     ==========    ==========    ==========    ==========

Freeport-McMoRan Inc. (FTX) operates primarily through its 51.6 percent interest in Freeport-McMoRan Resource Partners, Limited Partnership (FRP). Operating income for the 1996 periods benefited from higher average realizations on phosphate fertilizer, phosphate rock and oil sales. The animal feed ingredients business, acquired in October 1995, also contributed to higher operating income. Offsetting the impact of these positive factors were lower production and sales volumes for phosphate fertilizer, phosphate rock, sulphur and oil.
The current quarter includes a $2.0 million charge for oil and gas exploration costs. The nine-month 1996 period included an $11.9 million gain from the increase in FRP's ownership of IMC-Agrico Company (Note 3) and charges totaling $3.0 million representing asset valuations at IMC-Agrico. In the 1996 periods, significantly lower costs for stock appreciation rights were incurred.

     Depreciation and amortization for the current quarter decreased $1.3 million from the 1995 period amount. This reduction is primarily attributable to a decline of $0.4 million from Main Pass oil operations and $0.6 million from sulphur activities caused by lower sales volumes and a $0.4 million decrease related to FRP's disproportionate interest in the IMC-Agrico cash distributions, partially offset by depreciation expense of $0.4 million associated with the animal feed ingredients operations. For the nine-month 1996 period, depreciation and amortization decreased $1.9 million from the 1995 period, primarily reflecting reductions of $1.9 million from Main Pass oil operations, $1.0 million from phosphate rock activities, and $0.4 million from sulphur activities caused by lower sales volumes. These decreases were partially offset by depreciation expense of $1.4 million associated with the animal feed ingredients business.

     General and administrative expenses for the third-quarter and nine-month 1996 periods declined $15.8 million and $14.8 million, respectively, from the 1995 period amounts primarily because of the significantly higher stock appreciation rights costs in 1995 ($14.4 million and $13.1 million higher in the comparative third-quarter and nine-month periods) resulting from the significant increase in FTX's stock price during the third quarter of 1995. The 1996 periods include general and administrative costs associated with the animal feed ingredients operations, whereas the 1995 period included a $1.2 million charge for the reorganization of IMC-Agrico's marketing function.

     Interest expense for the 1996 periods decreased from the year-ago amounts as a result of the elimination of FTX's parent company debt following its 1995 recapitalization and reorganization activities. Minority interest's share of net income represents the FRP public unitholders' pro rata share of FRP earnings, with the quarterly period including a charge of $9.4 million in 1996 and $8.4 million in 1995 resulting from a disproportionate share of FRP distributions received by FTX during the periods (a charge of $7.7 million and $16.4 million for the nine-month periods of 1996 and 1995, respectively). FTX's income tax provision for 1996 increased from the 1995 period amount, primarily resulting from the rise in pretax, after-minority interest earnings. Preferred stock dividends were lower, reflecting the impact of the 1995 recapitalization activities.

Agricultural Minerals Operations FTX's agricultural minerals operations, which include FRP's fertilizer and phosphate rock operations (conducted through IMC-Agrico) and its sulphur business, reported third-quarter 1996 operating income of $48.3 million on revenues of $213.3 million compared with operating income of $40.9 million on revenues of $234.7 million for the 1995 period. Operating income for the first nine months of 1996 was $174.6 million on revenues of $693.5 million compared with operating income of $145.1 million on revenues of $703.6 million for the year-ago period.
Significant items impacting operating income follow (in millions):

                                   Third Quarter  Nine Months
                                    ------------  ------------
Agricultural minerals
 operating income -1995              $     40.9    $    145.1
                                     ----------    ----------
Increases (decreases):
  Sales volumes                           (36.7)        (85.4)
  Realizations                             16.9          76.4
  Other                                    (1.6)         (1.1)
                                     ----------    ----------
    Revenue variance                      (21.4)        (10.1)
  Cost of sales                            17.1a         13.4a
  Gain on IMC-Agrico investment               -          11.9
  General and administrative               11.7b         14.3
                                     ----------    ----------
                                            7.4          29.5
                                     ----------    ----------
Agricultural minerals operating
 income -1996                        $     48.3    $    174.6
                                     ==========    ==========

a. Includes a reduction to depreciation of $6.4 million and $6.0 million for the third quarter of 1996 and 1995, respectively, and $22.2 million and $22.1 million for the nine-month period of 1996 and 1995, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions. The nine-month 1996 period also includes $3.0 million of asset valuation charges from IMC-Agrico.

b. The third-quarter 1995 period includes an $8.5 million charge for stock appreciation rights costs.

     FRP's third-quarter 1996 phosphate fertilizer sales volumes were 12 percent lower than those in the 1995 period, with IMC-Agrico's realization for diammonium phosphate (DAP), its principal fertilizer product, averaging 4 percent higher. The third quarter of 1996 began with unseasonably high domestic shipments of phosphate fertilizers and sizable purchases of DAP by India and Pakistan. These factors led IMC-Agrico to resume full capacity operations at its New Wales, Florida plant and to commence production at its Taft, Louisiana plant in July. A lull in domestic demand late in the quarter, combined with record industrywide production, prompted IMC-Agrico to suspend temporarily production from its Taft plant at quarter-end. Unit production costs were slightly less than year-ago amounts because of lower costs for ammonia and sulphur, offset by higher rock production and natural gas costs. Unit production costs for the near term will be impacted by the significant rise in ammonia prices which occurred late in the current quarter and has continued into the fourth quarter of 1996.

     The long-term outlook for the phosphate fertilizer industry remains bright. A rising world population combined with increasing grain demand on a per capita basis will necessitate higher agricultural output, and in the process, a higher level of fertilizer use. Strong demand growth projected in Asia and Latin America is expected to outpace capacity developments and require additional supplies beyond the global industry's current capability. Additionally, the company feels higher prices and operating margins are required before new phosphate projects are initiated. Weather and government policies will continue to cause annual fluctuations in the overall agricultural and fertilizer supply and demand situation, as witnessed over the past year.

     FRP's third-quarter 1996 phosphate rock sales volumes declined 33 percent reflecting primarily the previously reported October 1995 expiration of a cost-plus contract that resulted in below market realizations on annual phosphate rock sales volumes of 1.5 million tons net to FRP. Also contributing to the reduction in sales volumes were lower sales in the export market. The impact of the 15 percent increase in third-quarter 1996 realizations, primarily caused by the below market contract expiration, was offset by lower sales volumes and higher rock mining costs, resulting in lower earnings from the phosphate rock operations. Phosphate rock sales volumes are expected to decline further in the fourth quarter of 1996 as IMC-Agrico will continue to reduce sales to third parties in order to maximize the long-term value of its phosphate rock reserves through internal use.

     Sulphur sales volumes in the current quarter were virtually unchanged from the 1995 period level. FRP has operated its Main Pass and Culberson mines at reduced rates since March 1996 (equivalent to 350,000 tons lower annual production) in response to lower domestic sulphur demand from phosphate fertilizer producers. Sulphur market prices in the quarter were negatively affected by the lower demand. Movement of Canadian sulphur to the U.S. market fell during the quarter in tandem with lower prices and exporters' concerns over recent anti-dumping actions taken by the U.S. Department of Commerce. FRP's future sulphur sales volumes and realizations will continue to depend on the level of demand from the domestic phosphate fertilizer industry. FRP continues to evaluate its sulphur business strategy in light of the current sulphur market, including the possibility of reducing the production levels of its two mines. FRP does not anticipate any change which will result in a material impact to its financial position or results of operations.

                          Third Quarter              Nine Months
                      -----------------------    ------------------------
                         1996         1995          1996        1995
                      ----------   ----------    ---------- -------------
Phosphate fertilizers
 -primarily DAP
  Sales
   (short tons) a       783,400       891,600     2,383,300     2,551,900
  Average realized
   price b
    All phosphate
     fertilizers        $175.55       $167.96       $182.49       $165.17
    DAP                  180.65        173.50        188.59        170.69
Phosphate rock
  Sales
   (short tons) a       706,000     1,051,500     2,198,500     3,611,700
  Average
   realized price b      $24.73        $21.53        $26.12        $21.94
Sulphur
  Sales
   (long tons) c        738,000       751,300     2,141,800     2,284,600

a. Reflects FRP's 43.1 percent, 43.6 percent and 45.1 percent share of the IMC-Agrico joint venture assets for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

b.   Represents average realization f.o.b. plant/mine.

c. Includes internal consumption totaling 189,600 tons and 187,100 tons for the third quarter of 1996 and 1995, respectively, and 544,600 tons and 555,700 tons for the nine-month period of 1996 and 1995, respectively.

Oil Operations - Main Pass oil operations achieved the following:

                         Third Quarter              Nine Months
                     ----------------------    ---------------------
                        1996        1995         1996        1995
                     ----------  ----------    ----------  ----------
Sales (barrels)         463,000     524,600     1,507,500   1,686,400
Average realized
 price                   $19.94      $15.58        $18.82      $15.86
Operating income
 (in millions)             $3.5       $(1.0)         $8.2        $1.5

     Main Pass operating income for the 1996 periods benefited from an increase in average realizations caused by higher world oil market prices. Main Pass oil production remains slightly below 1995 period levels because of expected declines from reservoir depletion.

     During June 1996, FRP, a significant consumer of natural gas in its sulphur and fertilizer operations, acquired a 25 percent leasehold interest in an oil and gas joint venture to explore a 35,000 acre project area in south Terrebonne Parish, Louisiana. In connection with the acquisition of this interest, FRP reimbursed McMoRan Oil & Gas Co., a formerly owned affiliate of FTX, $2.1 million for certain costs previously incurred on the project area. FRP acquired its interest on the same proportionate basis as Phillips Petroleum, which has a 50 percent leasehold interest in the project area and is the operator of the initial two drilling prospects. FRP will continue to evaluate opportunities for additional oil and gas investments.

     Two high-potential, high-risk prospects were identified in the project area. The East Fiddler's Lake prospect, which began drilling during the third quarter and was completed in October, was unsuccessful in finding commercial oil and gas reserves and resulted in a third-quarter charge of $2.0 million and an estimated fourth-quarter charge of $0.3 million. The geological data from this well will assist future drilling activity in the project area. Drilling operations commenced on the North Bay Junop prospect during the fourth quarter. Interpretation of the 3-D seismic survey performed over the project area has identified additional leads that may develop into potential prospects which could be drilled in the future.

CAPITAL RESOURCES AND LIQUIDITY
FTX's main source of cash flow is cash distributions resulting from its ownership in FRP. Publicly owned FRP units have cumulative rights to receive quarterly distributions of 60 cents per unit through the distribution for the quarter ending December 31, 1996 before any distributions may be made to FTX. On October 18, 1996, FRP declared a distribution of 60 cents per publicly held unit ($30.0 million) and 34 cents per FTX-owned unit ($18.2 million), payable November 15, 1996, increasing the total unpaid distributions to FTX to $412.2 million.
As a result, an additional $6.7 million minority interest charge will be recognized by FTX during the fourth quarter of 1996. Beginning with the distribution for the quarter ending March 31, 1997, FRP's quarterly distributions will be shared ratably by FRP's public unitholders and FTX, except that FTX will be entitled to receive in the future the unpaid cash distributions from one-half of the quarterly distributable cash after the payment of 60 cents per unit to all FRP unitholders. FRP's future distributions will depend on the distributions received from IMC-Agrico, cash flow from FRP's sulphur and oil operations, and on the level of and methods of financing its capital expenditure needs, including reclamation and growth projects.

     Distributable cash in October 1996 included $54.0 million from IMC-Agrico. Future distributions from IMC-Agrico will depend primarily on the phosphate fertilizer market, discussed earlier, and FRP's share of IMC-Agrico cash distributions (Current Interest). In March 1996, FRP and its joint venture partner in IMC-Agrico amended the IMC-Agrico Partnership Agreement to (1) increase FRP's ownership in IMC-Agrico by 0.85 percent, (2) alter the management structure of the joint venture and (3) modify certain product pricing arrangements between IMC-Agrico and other of the joint venture partner's business units. As a result, FRP's Current Interest is 54.35 percent for the twelve months ended June 30, 1997 and declines to 41.45 percent thereafter. The partnership agreement changes were made in recognition of changes in IMC-Agrico's business and in connection with a merger transaction between the joint venture partner and another company.

     FTX's parent company obligations were significantly reduced as a result of the recapitalization and restructuring activities completed in 1995. FTX retained certain cash requirements related to its past business activities, including oil and gas property abandonment obligations and employee benefit liabilities. Also, FTX could potentially incur future cash payments relating to its FM Properties Inc. debt guarantee, discussed in Note 9 to FTX's 1995 year-end financial statements. FTX anticipates that its cash distributions from FRP and its amounts available under the credit facility will be sufficient to meet these obligations. FTX's credit facility (Note 2) provides $300 million of credit available to FRP ($219.0 million of additional borrowings available at October 25, 1996, $47.3 million of which is available to FTX). FTX's regular quarterly cash dividend of 9 cents per common share, initiated in August 1995, allows FTX to use additional available funds to purchase FTX stock, purchase FRP units and/or invest in new growth opportunities. Since the change in its dividend policy through September 30, 1996, FTX has purchased approximately 3.8 million FTX shares and 181,200 FRP units for an aggregate cost of $143.6 million. The timing of additional FTX stock and FRP unit purchases is dependent upon many factors, including their price, FTX's financial condition and general economic and market factors.

     In September, IMC-Agrico entered into an exclusive letter of intent with Chinese authorities to conduct joint feasibility studies, and if commercially viable, to develop phosphate ore resources in Yunnan Province. The agreement covers some of the most extensive phosphate resources known in the world today and envisions the potential joint development of high-analysis phosphate fertilizer manufacturing facilities in China. Additionally, in October, IMC-Agrico significantly augmented its existing strategic phosphate rock reserve position by purchasing 24,000 acres of land in central Florida for $31.3 million ($13 million net to FRP) plus future payments and royalties. The land is estimated to contain in excess of 100 million tons of phosphate rock, potentially increasing phosphate rock reserves by approximately 25 percent.

     In September 1996, FTX terminated its previously announced merger discussions with Arcadian Corporation. It was intended that FRP would have been offered an opportunity to participate in this transaction in a manner that would convert the publicly held limited partnership units of FRP into common stock of a new company. Although this transaction was not completed, FTX will continue to consider attractive growth opportunities, including opportunities in the agricultural minerals and oil and gas industries. FTX will also continue to evaluate transactions which may allow for a possible combination with FRP.

     Net cash provided by continuing operations during the first nine months of 1996 was $186.8 million, compared with $175.4 million in the 1995 period (excludes $138.6 million from discontinued operations). Net cash used in investing activities was $30.4 million compared with $0.3 million provided in the 1995 period (excludes $308.1 million from discontinued operations). Capital expenditures for 1996, including amounts associated with the phosphate rock reserve acquisition and oil and gas exploration activities, are currently estimated to approximate $60 million. Net cash used in financing activities totaled $151.3 million in the 1996 period compared with $4.3 million in the 1995 period. Net debt borrowings (including debt offerings and infrastructure sales) totaled $59.5 million in the 1996 period compared with repayments totaling $212.8 million in the 1995 period, with the 1995 period including net proceeds of $497.2 million from the sale of Freeport-McMoRan Copper & Gold Inc. (FCX) Class A common shares as part of FTX's restructuring activities. During the first nine months of 1996, equity purchases totaled $108.9 million, acquiring approximately 3.0 million of its common shares for an aggregate $107.6 million and 63,200 FRP units for an aggregate $1.3 million. During the 1995 period, equity purchases totaled $130.7 million, consisting of 0.3 million of its common shares for $16.9 million, 2.8 million FCX Class A common shares for $111.7 million and 137,500 FRP units for $2.1 million.

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

     (b) During the quarter for which this report is filed, the registrant filed one Current Report on Form 8-K, dated September 2, 1996, reporting information under Item 5.

                        FREEPORT-McMoRan INC.
                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FREEPORT-McMoRan INC.



                                 By: /s/ William J. Blackwell
                                     -------------------------
                                       William J. Blackwell
                                 Controller - Financial Reporting
                                   (authorized signatory and
                                  Principal Accounting Officer)

Date:  November 8, 1996

                        FREEPORT-McMoRan INC.
                            EXHIBIT INDEX

                                                         Sequentially
                                                           Numbered
Number          Description                                  Page
------          -----------                               ----------

11.1     Freeport-McMoRan Inc. Computation of Net
         Income per Common and Common Equivalent Share

27.1     Freeport-McMoRan Inc. Financial Data Schedule