Form 10-K405
period 1996-12-31
FREEPORT MCMORAN INC
filed 1997-03-31
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K
(Mark One)
    x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996
                                OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from .......... to ..........

                 Commission file number 1-8124
                      Freeport-McMoRan Inc.
      (Exact name of registrant as specified in its charter)

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

    Title of each class                      Name of each exchange on which
                                                        registered
Common Stock Par Value $.01 per Share             New York Stock Exchange

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

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $644,918,000 on March 14, 1997.

    On March 14, 1997, there were issued and outstanding 23,859,407 shares of the Registrant's Common Stock.

                DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Annual Report to stockholders for the year ended December 31, 1996 are incorporated by reference into Parts II and IV of this Report and portions of the registrant's Proxy Statement dated March 21, 1997, submitted to the registrant's stockholders in connection with its 1997 Annual Meeting to be held on April 29, 1997 are incorporated by reference into Part III of this Report.

                      Freeport-McMoRan Inc.

                         TABLE OF CONTENTS
                                                              Page

Part I
    Items 1. and 2. Business and Properties. . . . . . . . . . . 1
      Overview . . . . . . . . . . . . . . . . . . . . . . . . . 1
      Agricultural Minerals. . . . . . . . . . . . . . . . . . . 2
         Fertilizer Business-IMC-Agrico Company  . . . . . . . . 2
         Sulphur Business  . . . . . . . . . . . . . . . . . . . 4
      Oil and Gas. . . . . . . . . . . . . . . . . . . . . . . . 5
      Environmental Matters. . . . . . . . . . . . . . . . . . . 6
      Relationship between the FTX Group and FRP . . . . . . . . 6
         Management and Ownership  . . . . . . . . . . . . . . . 6
         Credit Facility . . . . . . . . . . . . . . . . . . . . 6
         Conflicts of Interest . . . . . . . . . . . . . . . . . 7
         Services Agreement  . . . . . . . . . . . . . . . . . . 7
      Employees. . . . . . . . . . . . . . . . . . . . . . . . . 7
      Cautionary Statement . . . . . . . . . . . . . . . . . . . 7
         Seasonality and Volatility of Product Markets . . . . . 8
         Competition . . . . . . . . . . . . . . . . . . . . . . 8
         Environmental Matters . . . . . . . . . . . . . . . . . 9
         Operating Hazards . . . . . . . . . . . . . . . . . . . 9
         Foreign Sales . . . . . . . . . . . . . . . . . . . . .10
    Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . .10
    Item 4. Submission of Matters to a Vote of Security Holders.10
      Executive Officers of the Registrant . . . . . . . . . . .11

Part II
    Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . .12
    Item 6. Selected Financial Data. . . . . . . . . . . . . . .12
    Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . .12
    Item 8. Financial Statements and Supplementary Data. . . . .12
    Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . .12

Part III
    Item 10. Directors and Executive Officers of the Registrant.12
    Item 11. Executive Compensation. . . . . . . . . . . . . . .12
    Item 12. Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . . . . .12
    Item 13. Certain Relationships and Related Transactions. . .12

Part IV
    Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K . . . . . . . . . . . . . . . .13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . S-1

Index to Financial Statements. . . . . . . . . . . . . . . . . F-1

Report of Independent Public Accountants . . . . . . . . . . . F-1

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . E-1

                                            PART I

Items 1. and 2. Business and Properties.

             OVERVIEW

    Freeport-McMoRan Inc., a Delaware corporation formed in 1981 ("FTX" or the "Company"), through Freeport-McMoRan Resource Partners, Limited Partnership ("FRP"), is one of the world's leading integrated phosphate fertilizer producers. FTX and its wholly owned subsidiary, FMRP, Inc. ("FMRP") are the managing general partners of FRP, a publicly traded Delaware limited partnership organized in 1986. As of December 31, 1996, FTX and FMRP held partnership units representing an approximate 51.6% interest in FRP, with the remaining interest being publicly owned and traded on the New York Stock
Exchange.   See "Relationship Between the FTX Group and FRP."

    FRP is a joint venture partner in IMC-Agrico Company ("IMC-Agrico"), the largest and one of the lowest cost producers, marketers and distributors of phosphate fertilizers in the world, with operations in central Florida and on the Mississippi River in Louisiana. FRP's Main Pass sulphur mine, offshore Louisiana in the Gulf of Mexico, and its Culberson mine in Texas, also make FRP the largest producer of Frasch sulphur in the world. The combined sulphur, phosphate mining and fertilizer production operations provide FRP with the competitive advantages of vertical integration and operating efficiencies and reduce the sensitivity of FRP's phosphate fertilizer costs to changes in raw materials prices.

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

    FRP's sulphur operations include the mining, purchase, transportation, terminalling and marketing of sulphur. The Main Pass deposit, which was discovered in 1988, contains the largest known sulphur reserve in North America. FRP's Main Pass offshore mining complex is the largest structure of its type in the Gulf of Mexico and one of the largest in the world. The mining complex has a design capacity of 5,500 long tons per day. FRP has a 58.3% interest in the Main Pass mine and serves as its manager and operator. In January 1995, the Company began operating the Culberson mine when it acquired substantially all of the domestic assets of Pennzoil Sulphur Co. ("Pennzoil"). As of December 31, 1996, the Main Pass and Culberson mines were estimated to contain proved and probable sulphur reserves totaling 53.1 million long tons net to FRP.

    Main Pass also contains proved oil reserves from which FRP produces and sells oil for the Main Pass joint venture. Oil production averaged approximately 10,700 barrels per day (5,200 barrels net to FRP) during the year ended December 31, 1996. As of December 31, 1996, Main Pass was estimated to contain 12.8 million barrels (5.2 million barrels net to FRP) of proved oil reserves.

    In June 1996, FRP acquired a 25% leasehold interest from McMoRan Oil & Gas Co. ("MOXY") in an oil and gas venture to explore a project area in Terrebonne Parish, Louisiana. FRP also entered into an agreement with MOXY in 1997 pursuant to which FRP will acquire an interest in certain leases acquired by MOXY. See "Oil and Gas," below.

    FRP continues to benefit from significant improvements in phosphate fertilizer markets that began in late 1993 and continue into 1997. FRP's
1996 average realization for its principal fertilizer product, diammonium phosphate ("DAP"), increased 65% to approximately $186 per short ton from the 1993 average of approximately $113 per short ton. In late March 1997, the spot market price for DAP as quoted in industry publications was approximately
$175 per short ton, FOB central Florida.

AGRICULTURAL MINERALS

    The Company's agricultural minerals operations consists of FRP's interest in the IMC-Agrico joint venture and FRP's sulphur business.

Fertilizer Business IMC-Agrico Company

    In July 1993, FRP and IMC contributed to IMC-Agrico their respective phosphate fertilizer businesses, including the mining and sale of phosphate rock and the production, marketing and distribution of phosphate fertilizers. At the time, FRP and IMC were among the largest and lowest cost phosphate fertilizer producers in the world. The formation of IMC-Agrico has permitted the more efficient use of existing plant capacity as well as eliminating duplicative administrative and marketing functions.

    IMC-Agrico makes quarterly cash distributions to FRP and IMC, based on sharing ratios ("Current Interest"). The "Capital Interest" of FRP and IMC in IMC-Agrico reflects the purchase and sale of long-term assets and any required capital contributions. Effective March 1, 1996, FRP's Current Interest was increased by 0.85% and, on July 1, 1996, FRP's Capital Interest was also increased by 0.85%. As a result, FRP's Current Interest and Capital Interest were 54.35% and 43.05%, respectively, as of December 31, 1996. Effective July 1, 1997, FRP's Current Interest and Capital Interest will each decline to 41.45%.

    The IMC-Agrico policy committee establishes policies relating to the strategic direction of IMC-Agrico and assures that its policies are implemented. FRP and IMC have equal representation on this committee. The committee has the sole authority to make certain decisions affecting IMC-Agrico, including authorizing certain capital expenditures for expansion, incurring certain indebtedness, approving significant acquisitions and dispositions, and certain other decisions.

    In January 1996, IMC-Agrico's day-to-day management was restructured so that it operates substantially as a stand-alone entity. Included in the restructuring was the establishment of a new office of the president of IMC-Agrico who is responsible for managing its business affairs. The president is appointed by IMC subject to the approval of the policy committee. An executive officer of FRP was selected as the initial president of IMC-Agrico and has joined IMC-Agrico in that role. The president reports to IMC, which maintains responsibility for the operation of IMC-Agrico, subject to the terms of the partnership agreement and the direction of the policy committee.

Phosphate Rock

    IMC-Agrico's phosphate mining operations and production plants, located in Polk, Hillsborough, Hardee and Manatee Counties in central Florida, produce phosphate rock principally for the manufacture of phosphate fertilizers. IMC-Agrico sells phosphate rock to domestic animal feed manufacturers and other phosphate fertilizer producers. IMC-Agrico uses phosphate rock internally in the production of phosphate fertilizers at its plants located in central Florida and in Louisiana. Phosphate rock is generally mixed with sulphuric acid to produce phosphoric acid from which various granulated phosphate products can be produced. IMC-Agrico's annual phosphate rock mining capacity is approximately 25 million tons per year and currently accounts for approximately 41% of domestic phosphate rock mining capacity and 17% of the western world's capacity. IMC-Agrico produced approximately 22 million tons of phosphate rock during the year ended December 31, 1996.

    In October 1996, IMC-Agrico purchased 24,000 acres of undeveloped land in central Florida for $31 million plus future payments and royalties. The land is estimated to contain in excess of 100 million tons of phosphate rock. FRP's share of the acquisition cost was approximately $13.0 million. Primarily as a result of this acquisition, FRP's share of IMC-Agrico's proved and probable phosphate rock reserves as of December 31, 1996 increased by approximately 58 million short tons (31%) from the December 31, 1995 level.

    As of December 31, 1996, FRP's share of IMC-Agrico's proved and probable phosphate rock reserves was estimated to be 244.3 million short tons that are mineable from existing operations, plus an additional 158.2 million short tons of phosphate rock deposits. Deposits are ore bodies which require additional economic and mining feasibility studies before they can be classified as reserves. These reserves are controlled by IMC-Agrico through ownership, long-term lease, royalty or purchase option agreements.

    In 1996, IMC-Agrico entered into an exclusive letter of intent with Chinese authorities to conduct joint feasibility studies and, if commercially viable, to develop phosphate ore resources in Yunnan Province. The agreement covers phosphate resources and contemplates the joint development of high-analysis phosphate fertilizer manufacturing facilities in China. In addition, FRP continues to evaluate a potential phosphate mine and upgrading project in Sri Lanka. This project would be undertaken through a joint venture involving the Government of Sri Lanka, IMC-Agrico and another party.

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

    IMC-Agrico's New Wales, Nichols and South Pierce plants are located in Florida. The New Wales complex, located near Mulberry, Florida, primarily produces DAP, MAP,GTSP and merchant grade phosphoric acid. The New Wales plant also produces animal feed ingredients (see "Animal Feed Ingredients"). The Nichols, Florida plant produces DAP, sulphuric acid and phosphoric acid. The South Pierce plant, located in Bartow, Florida, produces GTSP, sulphuric acid and phosphoric acid.

    IMC-Agrico's Faustina, Uncle Sam and Taft plants are located in Louisiana. The Faustina plant, located in Donaldsonville, Louisiana, produces DAP, MAP, anhydrous ammonia, urea, sulphuric acid and phosphoric acid. The Uncle Sam, Louisiana plant produces sulphuric acid and phosphoric acid which is then shipped to the nearby Faustina and Taft plants, where it is used to produce DAP and MAP. The Taft, Louisiana plant produces DAP and MAP.

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

    IMC-Agrico's phosphoric acid capacity is approximately 4.0 million tons of contained P2O5 (P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide), which represents approximately 33% of U.S. production capacity and 10% of world capacity. IMC-Agrico operated at approximately 93% of P2O5 capacity in 1996 as compared to 97% in 1995.

    IMC-Agrico's plants have an estimated annual sustainable capacity to produce approximately 8.2 million tons of granulated phosphates (DAP, MAP and GTSP), 10.4 million tons of sulphuric acid, 260,000 tons of urea and 565,000 tons of anhydrous ammonia. During 1996, IMC-Agrico produced approximately 7.3 million tons of granulated phosphates, as compared to 7.6 million tons in 1995. As market conditions dictate, IMC-Agrico curtails operations to avoid building excessive inventories.

Animal Feed Ingredients

    In 1995, IMC-Agrico acquired the animal feed ingredients business of Mallinckrodt Group Inc. Prior to the acquisition, IMC-Agrico managed Mallinckrodt's animal feed plant operations on a contractual basis. The principal manufacturing facilities of the animal feed operations are located within IMC-Agrico's New Wales complex. This business is one of the world's largest producers of phosphate-based animal feed ingredients and has enhanced IMC-Agrico's flexibility in maximizing returns from its core phosphate production.

Marketing

    IMC-Agrico sells its fertilizer products in the domestic and export markets under spot market and long-term contract terms. IMC-Agrico markets its products domestically throughout the eastern two-thirds of the United States. In 1996, approximately 40% of IMC-Agrico's phosphate fertilizer shipments were sold in the domestic market. Approximately 63% of IMC-Agrico's phosphate rock production was used in 1996 to produce phosphate fertilizers at its plants in Florida and Louisiana, with a majority of the remaining amount sold in the domestic market.

    Virtually all of FRP's export sales of phosphate fertilizers are marketed through the Phosphate Chemicals Export Association ("Phoschem"), a Webb-Pomerene Act association. Since January 1995, IMC has been responsible for marketing DAP, MAP and GTSP for Phoschem's members. This marketing arrangement allows IMC-Agrico to interface directly with its major international customers and enhances its ability to pursue growth and marketing opportunities on a global basis. In December 1996, IMC-Agrico, through Phoschem, reached a two-year agreement for the sale of DAP to Sinochem, the fertilizer agency for China. The agreement provides for monthly shipments of DAP at market-related prices at the time of shipment and is expected to approximate 1996 levels for each of 1997 and 1998. In conducting business abroad, IMC-Agrico is subject to the customary risks encountered in foreign operations. See "Cautionary Statement."

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

Sulphur Business

    The Company's sulphur operations include the mining, purchase, transportation, terminalling and sale of sulphur. In 1995, FRP acquired essentially all of the domestic assets of Pennzoil, including the Culberson mine in Texas, sulphur terminals and loading facilities in Galveston, Texas and Tampa , Florida, land and marine transportation equipment and sales and other related commercial contracts and obligations. As a result, FRP now produces sulphur from its Main Pass and Culberson mines for sale to IMC-Agrico and to third parties.

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

    The Main Pass deposit was discovered by FRP in 1988. The mine currently has the highest production rate of any sulphur mine in the world and contains the largest known existing Frasch sulphur reserve in North America. The Main Pass offshore complex, more than a mile in length, is one of the largest structures of its type in the world and the largest in the Gulf of Mexico. The Main Pass mine has a design capacity of 5,500 long tons per day. During the year ended December 31, 1996, production averaged approximately 5,350 long tons per day. The mine is owned 58.3% by FRP, 25% by IMC and 16.7% by Homestake Sulphur Company. At December 31, 1996, the Main Pass deposit was estimated to contain proved and probable sulphur reserves totaling 66.2 million long tons (38.6 million long tons net to FRP).

    FRP began operating the Culberson mine in January 1995 after acquiring the mine from Pennzoil. For the year ended December 31, 1996, production at the Culberson mine averaged approximately 2,450 long tons per day. FRP continues to work on improving the operating efficiencies at the Culberson mine to further reduce costs. As of December 31, 1996, the Culberson mine was estimated to contain proved and probable sulphur reserves totaling 14.5 million long tons.

    FRP also supplements its sulphur production by purchasing sulphur from third parties who recover sulphur in the production of oil and natural gas and the refining of petroleum products.

Marketing

    Sulphur produced at the Main Pass mine is transported by barge in liquid form to storage, handling and shipping facilities located at Port Sulphur, Louisiana. Sulphur production from the Culberson mine is transported in liquid form by unit train to Galveston where storage, handling and shipping facilities are located. At both Port Sulphur and Galveston, sulphur purchased from others or transported for third parties may also be received. Sulphur is transported from Port Sulphur by barge to IMC-Agrico's and other customers' plants in Louisiana on the Mississippi River. Molten sulphur is also transported from Galveston and Port Sulphur by tanker to FRP's terminals at Tampa. Similar facilities at Pensacola, Florida are used for storage, handling and shipping of sulphur purchased from others or transported for others. FRP processes and transports for a fee both IMC's and Homestake's share of Main Pass sulphur and serves as marketing agent for Homestake.

    FRP's production of sulphur accounted for an estimated 20% of domestic and 6% of world elemental sulphur production in 1996. FRP's sulphur is used primarily to manufacture sulphuric acid, which is used primarily to produce phosphoric acid, one of the basic materials used to produce phosphate fertilizers.

OIL AND GAS

    Oil reserves are associated with the same caprock reservoir as the sulphur reserves at Main Pass. Oil production commenced in the fourth quarter of 1991 and averaged approximately 10,700 barrels per day (5,200 barrels per day net to FTX) during the year ended December 31, 1996. As of December 31, 1996, FTX estimated that the remaining proved recoverable oil reserves at Main Pass were approximately 12.8 million barrels (5.2 million barrels net to FTX).

    In June 1996, FRP acquired a 25% leasehold interest in an oil and gas venture to explore a project area in Terrebonne Parish, Louisiana. In connection with the acquisition of this interest, FRP reimbursed MOXY $2.1 million for certain costs previously incurred in the project area. FRP acquired its interest on the same proportionate basis as Phillips Petroleum Company, which owns a 50% interest and is the operator of the joint venture. The initial exploratory well on the East Fiddler's Lake prospect was not successful in the discovery of commercial hydrocarbons. The second exploratory well in the project area has commenced on the North Bay Junop prospect and is expected to reach total depth during the second quarter of 1997.

    FRP acquired an interest in leases acquired by MOXY at the federal offshore lease sale held on March 5, 1997. At the lease sale, MOXY was high bidder on seven offshore Gulf of Mexico tracts, with bids totaling $5.5 million. FRP will acquire a 50% working interest in the leases awarded and will bear 60% of the acquisition and exploration costs associated with these leases. MOXY will bear the remaining 40% of such costs and will retain the remaining 50% working interest. Award of the leases is subject to review and approval by the U.S. Minerals Management Service.

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

    FRP's operations are subject to federal, state and local laws and regulations relating to the protection of the environment. Exploration, mining, development and production of natural resources and the chemical processing operations of IMC-Agrico, like similar operations of other companies, may affect the environment. The production of sulphur and phosphate fertilizer involves the handling of hazardous or toxic substances, some of which may have the potential, if released into the environment in sufficient quantities, to expose FRP and IMC -Agrico to significant liability. For a further discussion of environmental matters and the risks associated with such matters, see "Cautionary Statement-Environmental Matters" below.

RELATIONSHIP BETWEEN THE FTX GROUP AND FRP

Management and Ownership

    FTX and FMRP serve as the managing general partners of FRP and the directors and officers of FTX, together with FRP's officers, perform all FRP management functions and carry out the activities of FRP. The officers of FRP continue to be employees and officers of FTX and its other subsidiaries but, subject to certain exceptions, are employed principally for the operation of FRP's business. As of December 31, 1996, FTX and FMRP held partnership interests that represented an approximate 51.6% interest in FRP. As a result of FTX's position as administrative managing general partner and of FTX's ownership interest, FTX has the ability to control all matters relating to the management of FRP, including any determination with respect to the acquisition or disposition of FRP's assets, future issuance of additional debt or other securities of FRP and any distributions payable in respect of FRP's partnership interests. In addition to such other obligations as it may assume, FTX has the general duty to act in good faith and to exercise its rights of control in a manner that is fair and reasonable to the holders of partnership interests.

   Under the terms of FRP's credit facility (the "Credit Facility"), the failure by FTX to maintain control of FRP, or the direct or indirect ownership of at least 50.1% of the partnership interests in FRP, would allow acceleration of the indebtedness thereunder. See "Credit Facility."

    On February 15, 1997, FRP paid a distribution of 60 cents per publicly held unit ($30.0 million) and 24 cents per FTX owned unit ($12.9 million), increasing the total unpaid distributions due FTX to $431.3 million. The preferential rights of the publicly owned FRP units to receive minimum quarterly distributions of 60 cents per unit ceased after this distribution. FRP's distributable cash will now be shared ratably by FRP's public unitholders and FTX, except that FTX will be entitled to recover its unpaid cash distributions on a quarterly basis from one-half of any excess of future quarterly distributions over 60 cents per unit for all units.

Credit Facility

    In November 1996, FTX and FRP amended the Credit Facility to, among other things, increase the borrowing availability, lower the interest rates and extend the maturity date. The Credit Facility now provides $350 million of credit, all of which is available to FRP and $150 million of which is available to FTX through November 2001. Under the Credit Facility, FTX is required to maintain at least a 50.1% ownership interest in FRP and control of FRP. FRP is not permitted to enter into any agreement restricting its ability to make distributions and is restricted in its ability to create liens and security interests on its assets. To secure the Credit Facility, FTX has pledged its FRP units representing a minimum 50.1% ownership in FRP. The Credit Facility places restrictions on, among other things, additional borrowings and requires FRP to maintain certain minimum working capital levels and specified cash flow to interest coverage ratios and not to exceed a specified debt-to-capitalization ratio.

Conflicts of Interest

    The nature of the respective businesses of the Company and FRP and its affiliates may give rise to conflicts of interest between the Company and FRP. Conflicts could arise, for example, with respect to transactions involving potential acquisitions of businesses or mineral properties, the issuance of additional partnership interests, the determination of distributions to be made by FRP, the allocation of general and administrative expenses between FTX and FRP and other business dealings between FRP and FTX and its affiliates. Except in cases where a different standard may have been provided for, FTX has a general duty to act in good faith and to exercise rights of control in a manner that is fair and reasonable to the holders of FRP's partnership interests. In resolving conflicts of interest, FRP's partnership agreement permits FTX to consider the relative interest of each party to a potential conflict situation which, under certain circumstances, could include the interest of FTX and its other affiliates. The extent to which this provision is enforceable under Delaware law is not clear.

Services Agreement

    Since January 1, 1996, FM Services Company ("FMS"), a company owned 50% by each of FTX and Freeport-McMoRan Copper & Gold Inc. ("FCX"), a former subsidiary of FTX, has furnished general executive, administrative, financial, accounting, legal, environmental, insurance, personnel, engineering, tax, research and development, sales and certain other services to FTX pursuant to the terms of an Services Agreement (the "Services Agreement") in order to enable FTX to perform its duties as administrative managing general partner of the Company. The nature and timing of the services provided under the Services Agreement are similar to those historically provided directly by FTX to the Company. FRP generally reimburses FTX, at FTX's cost, including allocated overhead, for such services on a monthly basis, including amounts paid by FTX under the Services Agreement and allocated to FRP. Such costs are allocated among FRP, FTX and certain of FTX's other affiliates based on direct utilization whenever possible and an allocation formula based on a combination of the operating income, property, plant and equipment and capital expenditures of FRP, FTX and such other affiliates.

EMPLOYEES

    As of March 1, 1997, FTX had a total of 504 employees.

CAUTIONARY STATEMENT

    This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Business and Properties," "Market for Registrant's Common Equity and Related Stockholder Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding FTX's financial position and liquidity, distributions, FTX's strategic growth initiatives, future capital needs, development and capital expenditures (including the amount and nature thereof), reserve estimates and additions, production levels, business strategies, and other plans and objectives of management of the Company for future operations and activities, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. Such statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below and in the Company's other filings with the Securities and Exchange Commission (the "SEC"), general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that any such statements are not guarantees of future performance, and the actual results or developments may differ materially from those projected, predicted or assumed in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to FTX or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Important factors that could cause actual results to differ materially from anticipated results or expectations include, among others:

* Fluctuations in the actual or anticipated supply of and demand for fertilizer products that are frequently affected by rapidly changing agricultural conditions
* Changes in governmental policies that affect the number of acres planted, levels of grain stocks, the mix of crops planted and prevailing crop prices
*     Fluctuations in the supply of and demand for sulphur, oil and gas
*     Imprecision in estimating sulphur, phosphate rock and oil and gas reserves
* Possible increased environmental costs and liabilities arising from the production, storage and distribution of phosphate fertilizers and chemicals, sulphur, oil and gas
*     Unanticipated industrial accidents
*     Plant damage caused by severe weather or natural disasters
* Unexpected geological conditions resulting in cave-ins, flooding and rock-bursts and unexpected changes in rock stability conditions
*     Exchange rate fluctuations
*     Fluctuations in interest rates
*     Unanticipated difficulties in obtaining necessary financing
* Timing of necessary governmental permits and approvals relating to operations, expansions of operations and financing of operations
* Difficulties in reaching agreements, or resolving disputes, with joint venture partners, government officials, suppliers or customers
* Other risk factors described from time to time in FTX's filings with the SEC

    Many of these factors are beyond FTX's ability to control or predict. Investors are therefore cautioned not to place undue reliance upon forward-looking statements. FTX assumes no obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events or otherwise. A more detailed discussion of certain of the foregoing factors follows:

Seasonality and Volatility of Product Markets

   The Company sells its fertilizer products in the domestic and export markets under spot market and long-term contract terms. Agricultural demand for the Company's phosphate fertilizers is materially affected by prevailing agricultural conditions. Generally, the Company experiences seasonal increases in domestic sales prior to the fall and spring planting of crops and diminished sales after the spring planting season. Sales are also influenced by current and projected grain inventories and prices, quantities of fertilizers imported to and exported from North America and various governments' agricultural policies. Grain inventories are directly influenced by highly unpredictable weather patterns and rapidly changing field conditions (particularly during periods of high fertilizer consumption), and by trends in world-wide food consumption.

    Among the governmental policies that influence the fertilizer markets are those directly or indirectly influencing the number of acres planted, the level of grain stocks, the mix of crops planted and crop prices. In the United States , the Farm Bill enacted in April of 1996 ends government-guaranteed prices for corn, other feed grains, cotton, rice and wheat, and provides farmers with guaranteed payments that decline over seven years. The Farm Bill also brought an immediate end to planting controls. The Company has not yet determined whether the Farm Bill will have an effect on its operations. The possibility that the U.S. government or any foreign government may remove acres from cultivation through subsidies to farmers is an important factor influencing the demand for fertilizers.

    All of the Company's major products are commodities, and the markets and prices for such products have been volatile historically and may continue to be volatile in the future. The Company's operating margins and cash flow are subject to substantial fluctuations in response to changes in supply and demand for its products, conditions in the domestic and foreign agriculture industry, market uncertainties and a variety of additional factors beyond the Company's control.

Competition

    The sulphur, fertilizer and phosphate rock mining industries are highly competitive. Because competition is based largely on price, maintaining low production costs is critical to competitiveness. Any increases in the Company's costs or decreases in its competitors' costs affect the Company's ability to compete effectively. Because the market for the Company's products is global, the Company faces intense competition from overseas producers, some of which are state supported, especially those in North Africa and the former Soviet Union. Additionally, foreign competitors frequently are motivated by non-market factors such as the need for hard currency, rather than by normal financial considerations.

Environmental Matters

    The Company's operations include exploration, mining, development and production of natural resources, chemical processing, and the extraction, handling, production, processing, treatment, storage, transportation and disposal of materials and waste products that may be toxic or hazardous. Consequently, the Company is subject to numerous environmental laws and regulations. The Company has incurred and will continue to incur, significant capital expenditures and operating costs based on these laws and regulations. Continued governmental and public emphasis on environmental issues may result in increased capital expenditures and operating costs in the future, although the impact of future laws and regulations or future changes to existing laws and regulations cannot be predicted or quantified.

  Federal legislation (sometimes referred to as "Superfund" legislation) imposes liability, without regard to fault, for clean-up of certain waste sites, even though waste management activities at the site may have been performed in compliance with regulations applicable at the time. Under the Superfund legislation, one responsible party may be required to bear more than its proportional share of clean-up costs if payments cannot be obtained from other
responsible parties.   In addition, federal and state regulatory programs and
legislation mandate clean-up of certain wastes at operating sites. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Third parties also have the right to pursue legal actions to enforce compliance. Liability under these laws can be significant and unpredictable.

   The Company has received notices from governmental agencies that it is one of many potentially responsible parties at certain sites under relevant federal and state environmental laws. Some of these sites involve significant cleanup costs. The ultimate settlement of liability for the clean-up of such sites usually occurs many years after the receipt of notices identifying potentially responsible parties because of the many complex, technical and financial issues associated with site clean-up. The Company cannot predict its potential liability for the clean-up costs that it may incur in the future.

Operating Hazards

    The Company's offshore sulphur mining and oil production operations, and its marine transportation operations, are subject to marine perils, including collisions, fire, explosions, hurricanes and other adverse weather conditions. The Company's mining operations are also subject to risks such as unexpected geological conditions resulting in cave-ins, flooding and rock-bursts and unexpected changes in rock stability conditions. The Company's oil exploration and production activities are subject to risks including blowouts, cratering and fires, each of which could result in personal injury to personnel or damage to property and the environment.

    The Company's operations may be subject to significant interruption, and FRP may be subject to significant liability due to industrial accidents occurring at one or more of its plants, or drilling or mining operations, or severe weather or natural disaster damage to any one or more of its plants, or drilling or mining operations.

    The Company has in place programs to minimize the risks associated with its businesses. In addition, it has the benefit of certain liability, property damage, business interruption and other insurance coverage in types and amounts that it considers reasonable and believes to be customary in the Company's business. This insurance provides protection against loss from some, but not all, potential liabilities normally incident to the ordinary conduct of the Company's business, including coverage for certain types of damages associated with environmental and other liabilities that arise from sudden, unexpected and unforeseen events, with such coverage limits as management deems prudent. Through FTX and IMC-Agrico, property insurance is maintained to cover some, but not all of the risks of physical damage to tangible property of FRP as well as the corresponding cost of business interruption.

Foreign Sales

    A significant portion of the Company's revenues come from sales outside of the United States. The Company's foreign sales are subject to numerous risks including changes in currency and exchange controls, the availability of foreign exchange, laws, regulatory policies and actions affecting foreign trade and government subsidies, tariffs and quotas.

Item 3.  Legal Proceedings.

    Tom Beanal v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-1474 (E.D. La. filed Apr. 29, 1996). The plaintiff alleges environmental, human rights and social/cultural violations in Indonesia.
He seeks $6 billion in monetary damages and other equitable relief. The Company and its former subsidiary, Freeport-McMoRan Copper & Gold Inc. ("FCX") deny these allegations, which it believes are inconsistent with the findings of a series of independent examinations of the Indonesian mining operations of FCX's subsidiary. The Company believes the action is baseless and will vigorously defend such action. The Company has filed a motion to dismiss all claims, which motion is pending.

    Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. filed June 19, 1996). This purported class action was dismissed by the Civil District Court of the Parish of Orleans, State of Louisiana on February 21, 1997 for lack of subject matter jurisdiction because the alleged conduct and damages occurred in Indonesia. The Court also held that venue was not proper in any Louisiana court. On March 11, 1997, the Court ruled that an amended complaint filed by the plaintiff did not cure the lack of subject matter jurisdiction. The plaintiff had alleged substantially similar violations as those alleged in the Beanal suit and sought unspecified monetary damages and other equitable relief.

    In addition to the foregoing proceedings, FTX may be from time to time involved in various legal proceedings of a character normally incident to the ordinary course of its business. Management believes that potential liability in any such or threatened proceedings would not have a material adverse effect on the financial condition or results of operations of FTX. FTX maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its business as well as other insurance coverages customary in its business, with such coverage limits as management deems prudent.

Item 4.  Submission of Matters to a Vote of Security Holders.

    Not applicable.

Executive Officers of the Registrant.

    Certain information about the executive officers of FTX as of March 14, 1997 is set forth in the following table and accompanying text:

         Name               Age          Position or Office

    Richard C. Adkerson      50        Vice Chairman of the Board

    Michael J. Arnold        44        Senior Vice President

    Thomas J. Egan           52        Senior Vice President

    W. Russell King          47        Senior Vice President

    Rene L. Latiolais        54        President and Chief Executive Officer

    James R. Moffett         58        Chairman of the Board

    Robert M. Wohleber       46        Senior Vice President

    Richard C. Adkerson has served as Vice Chairman of the Board and a Director of the Company since August 1995. Mr. Adkerson is Executive Vice President of FCX and P.T. Freeport Indonesia Company ("PT-FI"), an operating subsidiary of FCX. He is Co-Chairman of the Board, Chief Executive Officer and a Director of McMoRan Oil & Gas Co. ("MOXY"). In addition, he is Chairman of the Board, Chief Executive Officer and a Director of FM Properties Inc. ("FMPO"). From 1992 to August 1995, Mr. Adkerson was Senior Vice President of FTX.

    Michael J. Arnold has served as Senior Vice President of the Company since November 1996. From May 1993 to November 1996, Mr. Arnold was Vice President and Controller-Operations of the Company and was a Vice President of the Company from October 1991 to May 1993. Mr. Arnold is a Senior Vice President of FCX. From July 1994 to November 1996, Mr. Arnold was Vice President and Controller-Operations of FCX.

    Thomas J. Egan has served as Senior Vice President of the Company since November 1993. From November 1987 to November 1993, Mr. Egan was Vice President of the Company. Mr. Egan is a Senior Vice President of FCX.

    W. Russell King has served as Senior Vice President of the Company since November 1993. From October 1984 to November 1993, Mr. King was Vice President of the Company. Mr. King is a Senior Vice President of FCX.

    Rene L. Latiolais has served as President and Chief Executive Officer of the Company since August 1995 and as a Director of the Company since August 1993. Mr. Latiolais was Chief Operating Officer of the Company until 1995 and Executive Vice President of the Company until 1993. Mr. Latiolais has served as President and Chief Executive Officer of FRP since June 1988. Mr. Latiolais is Vice Chairman of the Board and a Director of FCX. He is a Commissioner of PT-FI.

    James R. Moffett has served as Chairman of the Board of the Company since May 1992 and as a Director of the Company since April 1981. Mr. Moffett is Chairman of the Board, Chief Executive Officer and a Director of FCX. He is President Commissioner PT-FI. Mr. Moffett is Co-Chairman of the Board and a Director of MOXY.

   Robert M. Wohleber has served as Senior Vice President of the Company and FRP since November 1996. From June 1994 to November 1996, Mr. Wohleber was Vice President of the Company. He served as Vice President and Treasurer of the Company from May 1992 to June 1994 and served as Treasurer of the Company from May 1989 to May 1992. Mr. Wohleber has also been a Vice President of FCX since July 1994. He served as Vice President and Treasurer of FCX from July 1993 to June 1994. He served as Treasurer of FCX from August 1990 to June 1993.


                              PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

        The information set forth under the captions "Common Shares" and "Common Share Dividends" on the inside back cover of FTX's Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference. As of March 14, 1997, there were 8,476 record holders of FTX's common stock.

Item 6.  Selected Financial Data.

        The information set forth under the caption "Selected Financial and Operating Data" on page 12 of FTX's Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 19 of FTX's Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

    The financial statements of FTX and its consolidated subsidiaries, the notes thereto and the report thereon of Arthur Andersen LLP, appearing on pages 21 through 37, and the report of management on page 20 of FTX's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.


                             PART III

Items 10.  Directors and Executive Officers of the Registrant.

    The information set forth under the caption "Information About Nominees and Directors" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1997 Annual Meeting to be held on April 29, 1997 is incorporated herein by reference.

Items 11.  Executive Compensation.

    The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1997 Annual Meeting to be held on April 29, 1997 is incorporated herein by reference.

Items 12.  Security Ownership of Certain Beneficial Owners and Management.

    The information set forth under the captions "Securities Ownership of Directors and Executive Officers" and "Common Stock Ownership of Certain Beneficial Owners" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1997 Annual Meeting to be held on April 29, 1997 is incorporated herein by reference.

Items 13.  Certain Relationships and Related Transactions.

    The information set forth under the caption "Certain Transactions" of the Proxy Statement submitted to the stockholders of the registrant in connection with its 1997 Annual Meeting to be held on April 29, 1997 is incorporated herein by reference.

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1), (a)(2), and (d).  Financial Statements.

    See Index to Financial Statements appearing on page F-1 hereof.

(a)(3) and (c).  Exhibits.

    See Exhibit Index beginning on page E-1 hereof.

(b).  Reports on Form 8-K.

    During the last quarter of the period covered by this report, FTX filed a report on Form 8-K dated December 20, 1996 reporting an event under item 5 thereof. No financial statements were filed.


                                        SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.


                                  FREEPORT-McMoRan INC.


                                  By:            /s/ James R. Moffett
                                                     James R. Moffett
                                                  Chairman of the Board


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.



Signature                       Title


        *                       President, Chief Executive Officer and Director
Rene L. Latiolais               (Principal Executive Officer)


        *                      Senior Vice President and Chief Financial Officer
Robert M. Wohleber              (Principal Financial Officer)


        *                       Controller-Financial Reporting
William J. Blackwell            (Principal Accounting Officer)


        *                       Vice Chairman of the Board and Director
Richard C. Adkerson


        *                       Director
Robert W. Bruce III


        *                       Director
Robert A. Day


        *                       Director
William B. Harrison, Jr.



        *                       Director
Henry A. Kissinger


        *                       Director
Bobby Lee Lackey


        *                       Director
Gabrielle K. McDonald


/s/ James R. Moffett            Chairman of the Board and Director
  James R. Moffett


        *                       Director
George Putnam


        *                       Director
B.M. Rankin, Jr.


        *                       Director
J. Taylor Wharton



*By: /s/ James R. Moffett
       James R. Moffett
       Attorney-in-fact




INDEX TO FINANCIAL STATEMENTS

     The financial statements of FTX and its consolidated subsidiaries, the notes thereto, and the report thereon of Arthur
Andersen LLP, appearing on pages 21 through 37, inclusive, of FTX's 1996 Annual Report to stockholders are incorporated by reference.

     The financial statement schedules listed below should be read in conjunction with such financial statements contained in FTX's 1996 Annual Report to stockholders.

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



               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 included in Freeport-McMoRan Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        Arthur Andersen LLP

New Orleans, Louisiana,
  January 21, 1997


 FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES

     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                        BALANCE SHEETS

                                          December 31,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
ASSETS                                    (In Thousands)
Current assets:
Accounts receivable from FRP         $        -    $   24,740
Accounts receivable -other                2,659        25,661
Prepaid expenses and other                  220           807
                                     ----------    ----------
  Total current assets                    2,879        51,208
Property, plant and equipment -net       41,899        48,139
Investment in FRP                       189,218       211,016
Long-term receivables and other
 assets                                   5,113        18,968
                                     ----------    ----------
Total assets                         $  239,109    $  329,331
                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
 liabilities                         $   23,515    $   58,528
Long-term debt                           38,000             -
Other liabilities and deferred
 credits                                 83,292        78,866
Stockholders' equity                     94,302       191,937
                                     ----------    ----------
Total liabilities and
 stockholders' equity                $  239,109    $  329,331
                                     ==========    ==========
The footnotes contained in FTX's 1996 Annual Report to stockholders are an integral part of these statements.

         FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES

     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         STATEMENTS OF INCOME

                                         Years Ended December 31,
                                     -----------------------------------
                                        1996          1995          1994
                                     ----------    ----------    ----------
                                                 (In Thousands)
Revenues                             $      422    $      745    $      749
                                     ----------    ----------    -----------
Cost of sales                             1,958         2,673         7,203
Exploration expenses                          -             -         3,738
General and administrative
 expenses                                 4,972         9,816        12,664
                                     ----------    ----------    ----------
  Total costs and expenses                6,930        12,489        23,605
                                     ----------    ----------    ----------
Operating loss                           (6,508)      (11,744)      (22,856)
Interest expense, net                    (1,063)      (19,908)      (38,591)
Equity in earnings of
 subsidiaries                            77,579        60,378        10,881
Other income, net                         2,246        12,692         2,173
                                     ----------    ----------    ----------
Income (loss) before income taxes        72,254        41,418       (48,393)
Income tax (provision) benefit          (27,164)       50,982        13,261
                                     ----------    ----------    ----------
  Income (loss) from continuing
   operations                            45,090        92,400       (35,132)
  Discontinued operations                     -       340,424       107,715
                                     ----------    ----------    ----------
  Income before extraordinary item       45,090       432,824        72,583
  Extraordinary loss on early
   extinguishment of debt, net              -               -       (9,108)
                                       ----------    ----------    ----------
Net income                               45,090       432,824        63,475
Preferred dividends                      (4,382)      (42,283)      (22,032)
                                     ----------    ----------    ----------
Net income applicable to common
 stock                               $   40,708    $  390,541    $   41,443
                                     ==========    ==========    ==========
The footnotes contained in FTX's 1996 Annual Report to stockholders are an integral part of these statements.

         FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES

     SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       STATEMENTS OF CASH FLOW

                                          Years Ended December 31,
                                     -------------------------------------
                                        1996          1995          1994
                                     ----------    ----------    ----------
Cash flow from operating activities:             (In Thousands)
Net income                           $   45,090    $  432,824    $   63,475
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Extraordinary loss on early
   extinguishment of debt                     -             -         9,108
  Depreciation and amortization           1,942         3,767         9,073
  Oil and gas exploration expenses            -            16         5,231
  Equity in (earnings) losses of
   subsidiaries                         (77,579)     (115,071)      (64,973)
  Cash distributions from
   subsidiaries                         100,125       141,179        92,000
  Gain on sale of FCX Class A shares          -      (435,060)            -
  Loss on recapitalization of FTX
   securities                                 -        44,371             -
  Gain on conversion/distribution
   of FCX securities                          -             -      (114,750)
  Deferred income taxes                  22,004        17,886        18,558
  (Increase) decrease in working
   capital, net of effect of
   acquisitions and dispositions:
    Accounts receivable                  22,596        (1,782)       (2,146)
    Prepaid expenses and other              587         5,276         4,694
    Accounts payable and accrued
     liabilities                        (24,619)       (30,936)       22,389
  Other                                  (7,540)        24,734        12,867
                                       ---------      ----------    ---------
Net cash provided by operating
 activities                               82,606        87,204        55,526
                                      ------------    ---------     ---------

Cash flow from investing
 activities:
Capital expenditures                      (1,380)       (2,059)      (32,958)
Sale of assets                               -          25,000        65,596
                                         --------      ---------    ---------
Net cash provided by (used in)
 investing activities                     (1,380)       22,941       32,638
                                         ---------     -------       -------

Cash flow from financing activities:
Proceeds from sale of FCX Class A shares      -         497,166         -
Purchase of:
  FTX common shares                      (132,118)      (44,752)    (67,747)
  FCX Class A shares                          -         (58,906)    (47,596)
  FRP units                                (1,305)       (2,253)        -
  ABC debentures                              -        (280,826)        -
  6.55% Senior notes                          -         (14,955)        -
  10 7/8% Senior Debentures                   -             -      (142,919)
Distribution of MOXY shares                   -             -       (35,441)
Borrowings (repayments) of debt -net        38,000     (165,000)    155,000
(Increase) decrease in long-term note due
 from FCX                                      -            800      11,470
(Increase) decrease in long-term note due
 from FRP                                    24,740     (24,740)    100,900
Cash dividends paid:
  Common stock                               (9,346)     (5,168)    (44,467)
  Preferred stock                            (4,382)     (8,757)    (22,110)
Other                                         3,185      (2,754)      4,746
                                             -------     -------     -------
Net cash used in financing
 activities                                  (81,226)  (110,145)    (88,164)
                                             --------  ---------    --------
Net decrease in cash and cash
 equivalents                                    -          -           -
Cash and cash equivalents at
 beginning of year                              -          -           -
                                            ---------  ----------   --------
Cash and cash equivalents at
 end of year                                $   -       $  -        $  -
                                            =========   ========     ===========
The footnotes contained in FTX's 1996 Annual Report to stockholders are an integral part of these statements.



         FREEPORT-McMoRan INC. AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

        for the years ended December 31, 1996, 1995 and  1994

Col. A          Col. B              Col. C             Col. D         Col. E
----------     ----------    ---------------------    ----------    ----------

                                  Additions
                             -----------------------
               Balance at    Charged to    Charged to                Balance at
              Beginning of   Costs and       Other       Other-Add     End
Description     Period       Expenses      Accounts      (Deduct)    of Period
----------     ----------    ----------    ----------    ---------   ---------
                                 (In Thousands)
Reserves and allowances deducted from asset accounts:
Reclamation and mine shutdown reserves:
  1996:
Sulphur      $   71,954    $    3,920    $        -    $  (28,217)a     $47,657
Fertilizer       35,931        10,137             -        (3,781)       42,287
Oil & Gas        21,096         1,288             -        (5,954)       16,430
             ----------    ----------    ----------    ----------    ----------
             $  128,981    $   15,345    $        -    $  (37,952)b   $106,374
             ==========    ==========    ==========    ==========    ==========
  1995:
Sulphur      $   55,105    $    2,643    $        -    $   14,206c   $   71,954
Fertilizer       37,683         2,785             -        (4,537)       35,931
Oil & Gas        19,989         1,666             -          (559)       21,096
             ----------    ----------    ----------    ----------    ----------
             $  112,777    $    7,094    $        -    $    9,110b   $  128,981
             ==========    ==========    ==========    ==========    ==========
  1994:
Sulphur      $   57,287    $    1,041    $        -    $   (3,223)   $   55,105
Fertilizer       38,437         2,310             -        (3,064)       37,683
Oil & Gas        14,963         3,799             -         1,227        19,989
             ----------    ----------    ----------    ----------    ----------
             $  110,687    $    7,150    $        -    $   (5,060)b  $ 112,777
             ==========    ==========    ==========    ==========    ==========

a. Includes a reclassification to short-term payables of $17.1 million.

b. Includes expenditures of $13.6 million in 1996, $11.1 million in 1995 and $9.7 million in 1994.

c. Includes $15.2 million of liabilities assumed in connection with the acquisition of the sulphur assets of Pennzoil Co. (See Note 9 to the Financial Statements).


                        Freeport-McMoRan Inc.

                           Exhibit Index


Exhibit
Number



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



4.14  FRP Depositary Unit Reinvestment Plan.  Incorporated by reference to
Exhibit 4.4 to the FRP 1991 Form 10-K.



4.15 Second Amended and Restated Credit Agreement dated as of November 14, 1996 (the "FTX/FRP Credit Agreement") among FTX, FRP, the various financial institutions that are parties thereto (the "Banks"), The Chase Manhattan Bank (successor by merger to Chemical Bank) and The Chase Manhattan Bank (National Association), as Administrative Agent, FRP Collateral Agent, FTX Collateral Agent and Documentary Agent.



4.16 Subordinated Indenture as of October 26, 1990 (the "Subordinated Indenture") between FRP and Manufacturers Hanover Trust Company ("MHTC") as Trustee. Incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K of FRP for the fiscal year ended December 31, 1993.



4.17 First Supplemental Indenture dated as of February 15, 1994 between FRP and Chemical Bank, as Successor to MHTC, as Trustee, to the Subordinated Indenture providing for the issuance of $150,000,000 of aggregate principal amount of 8 3/4% Senior Subordinated Notes due 2004. Incorporated by reference to Exhibit
4.12 to the FRP 1993 Form 10-K.



4.18 Form of Senior Indenture (the "Senior Indenture") from FRP to Chemical Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of FRP dated February 13, 1996.



4.19 Form of Supplemental Indenture dated February 14, 1996 from FRP to Chemical Bank, as Trustee, to the Senior Indenture providing for the issuance of $150,000,000 aggregate principal amount of 7% Senior Notes due 2008. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated February 16, 1996 of FRP.



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



10.5 Amended and Restated Parent Agreement dated as of May 26, 1995 among IMC Global Operations, Inc., FRP, FTX and IMC-Agrico. Incorporated by reference to the FRP 1995 Form 10-K.



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


Executive Compensation Plans and Arrangements (Exhibits 10.8 through 10.27)


10.8  Annual Incentive Plan of FTX, as amended.



10.9  1992 Long-Term Performance Incentive Plan of FTX, as amended.



10.10 1987 Long-Term Performance Incentive Plan of FTX, as amended.



10.11 FTX Variable Compensation Incentive Program, as amended. Incorporated by reference to Exhibit 19.4 to the FTX 1991 Third Quarter Form 10-Q.



10.12 FTX Performance Incentive Awards Program, as amended. Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of FTX for the fiscal year ended December 31, 1995 (the "FTX 1995 Form 10-K").



10.13 FTX President's Award Program, as amended.  Incorporated by reference to
Exhibit 10.13 to the FTX 1995 Form 10-K.



10.14 FTX 1992 Stock Option Plan, as amended.



10.15 1982 Stock Option Plan of FTX, as amended.



10.16 FTX 1992 Stock Incentive Unit Plan, as amended.



10.17 1988 Stock Option Plan for Non-Employee Directors of FTX, as amended.



10.18 FTX 1991 Plan for Deferral of Directors' Fees, as amended.



10.19 FTX 1996 Stock Option Plan, as amended.



10.20 Financial Counseling and Tax Return Preparation and Certification Program of FTX, as amended. Incorporated by reference to Exhibit 10.21 to the FTX 1995 Form 10-K.



10.21
FTX Executive Universal Life Insurance Plan.  Incorporated by reference to
Exhibit 10.32 to the FTX 1992 Form 10-K.



10.22
FM Services Company Performance Incentive Awards Program. Incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1995 (the "FCX 1995 Form 10-K").



10.23 Financial Counseling and Tax Return Preparation and Certification Program of FM Services Company. Incorporated by reference to Exhibit 10.15 to the FCX 1995 Form 10-K.



10.24 Agreement for Consulting Services between FTX and B. M. Rankin, Jr., effective as of January 1, 1990. Incorporated by reference to Exhibit 19.2 to the Quarterly Report on Form 10-Q of FTX for the quarter ended March 31, 1990.



10.25 Consulting Agreement dated as of December 22, 1988, between FTX and Kissinger Associates, Inc. ("Kissinger Associates"). Incorporated by reference to Exhibit 10.35 to the FTX 1992 Form 10-K.



10.26 Letter Agreement dated May 1, 1989, between FTX and Kent Associates, Inc. (predecessor in interest to Kissinger Associates). Incorporated by reference to
Exhibit 10.36 to the FTX 1992 Form 10-K.



10.27 Letter Agreement dated January 27, 1997 among Kissinger Associates, Kent Associates, Inc., FTX, FCX and FM Services Company ("FMS"). Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of FCX for the fiscal year ended December 31, 1996 (the "FCX 1996 Form 10-K").



10.28 Letter Agreement dated December 18, 1996 among Charles W. Goodyear, IV, FCX, FTX, FMS and certain other entities. Incorporated by reference to Exhibit
10.23 to the FCX 1996 Form 10-K.



10.29 Letter Agreement dated December 18, 1996 between Charles W. Goodyear, IV and FMS. Incorporated by reference to Exhibit 10.24 to the FCX 1996 Form 10-K.



11.1 FTX and Consolidated Subsidiaries Computation of Net Income Per Common and Common Equivalent Share.



13.1 Those portions of the 1996 Annual Report to stockholders of FTX that are incorporated herein by reference.



21.1 Subsidiaries of FTX.



23.1 Consent of Arthur Andersen LLP dated March 28, 1997.



23.2 Consent of Ernst & Young LLP dated March 28, 1997.



24.1 Certified resolution of the Board of Directors of FTX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.



24.2 Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FTX.



27.1 FTX Financial Data Schedule.



99.1 Report of Ernst & Young LLP.