Form 10-Q
period 1997-03-31
FREEPORT MCMORAN INC
filed 1997-04-29
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1997



                   Commission File Number: 1-8124



                         Freeport-McMoRan Inc.



     Incorporated in Delaware                      13-3051048
                                         (IRS Employer Identification No.)


              1615 Poydras Street, New Orleans, Louisiana 70112


      Registrant's telephone number, including area code:(504) 582-4000


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On March 31, 1997, there were issued and outstanding 23,677,807 shares of the registrant's Common Stock, par value $0.01 per share.

                        FREEPORT-McMoRan INC.

                          TABLE OF CONTENTS



                                                     Page
Part I.  Financial Information

  Financial Statements:

    Condensed Balance Sheets                           3

    Statements of Income                               4

    Statements of Cash Flow                            5

    Notes to Financial Statements                      6

  Remarks                                              6

  Report of Independent Public Accountants             7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                  8

  Part II.  Other Information                          12

  Signature                                            13

  Exhibit Index                                        E-1

                         FREEPORT-McMoRan INC.

                    PART I.  FINANCIAL INFORMATION



Item 1.   Financial Statements.



                        FREEPORT-McMoRan INC.
                       CONDENSED BALANCE SHEETS
                             (Unaudited)

                                     March 31,    December 31,
                                        1997          1996
                                     ----------    ----------
                                        (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents            $    5,320    $   19,977
Accounts receivable                      74,704        71,795
Inventories                             159,238       141,158
Prepaid expenses and other                3,710         5,065
                                     ----------    ----------
  Total current assets                  242,972       237,995
  Property, plant and equipment, net    946,259       964,787
Other assets                             54,543        48,641
                                     ----------    ----------
Total assets                         $1,243,774    $1,251,423
                                     ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
 liabilities                         $  158,215    $  168,557
Long-term debt, less current portion    475,873       441,030
Accrued postretirement benefits
 and pension costs                      182,241       182,832
Reclamation and mine shutdown
 reserves                               110,039       106,374
Other liabilities and deferred
 credits                                 72,837        84,247
Minority interest                       167,421       174,081
Stockholders' equity                     77,148        94,302
                                     ----------    ----------
Total liabilities and
 stockholders' equity                $1,243,774    $1,251,423
                                     ==========    ==========


The accompanying notes are an integral part of these financial statements.

                        FREEPORT-McMoRan INC.
                   STATEMENTS OF INCOME (Unaudited)

                                      Three Months Ended
                                           March 31,
                                     ------------------------
                                        1997          1996
                                     ----------    ----------
                                          (In Thousands,
                                    Except Per Share Amounts)

Revenues                             $  211,872    $  256,827
Cost of sales:
Production and delivery                 146,598       169,948
Depreciation and amortization             9,400        11,422
                                     ----------    ----------
  Total cost of sales                   155,998       181,370
Gain on IMC-Agrico investment                 -       (11,917)
Exploration expenses                      6,222             -
General and administrative expenses      13,858        17,635
                                     ----------    ----------
  Total costs and expenses              176,078       187,088
                                     ----------    ----------
Operating income                         35,794        69,739
Interest expense, net                    (9,273)       (8,025)
Other income (expense), net                  24           748
                                     ----------    ----------
Income before minority interest
 and income taxes                        26,545        62,462
Minority interest in net income
 of consolidated subsidiaries           (23,388)      (29,102)
Income tax provision                     (1,186)      (12,135)
                                     ----------    ----------
Net income                                1,971        21,225
Preferred dividends                      (1,096)       (1,096)
                                     ----------    ----------
Net income applicable to
 common stock                        $      875    $   20,129
                                     ==========    ==========

Net income per share:

  Primary                                  $.04          $.73
                                           ====          ====
  Fully diluted                            $.04          $.72
                                           ====          ====


Average common and common equivalent shares outstanding:


  Primary                                24,094        27,577
                                         ======        ======
  Fully diluted                          24,094        29,417
                                         ======        ======


Cash dividend per common share             $.09          $.09
                                           ====          ====

The accompanying notes are an integral part of these financial statements.

                        FREEPORT-McMoRan INC.
                 STATEMENTS OF CASH FLOW (Unaudited)

                                        Three Months Ended
                                             March 31,
                                     --------------------------
                                        1997            1996
                                     ----------      ----------
                                          (In Thousands)
Cash flow from operating activities:
Net income                           $    1,971    $   21,225
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation and amortization           9,400        11,497
  Gain on IMC-Agrico investment               -       (11,917)
  Oil and gas exploration expenses        6,222             -
  Deferred income taxes                     196         9,135
  Minority interest's share of net
   income                                23,388        29,102
  Cash distributions from IMC-Agrico
   in excess of interest in capital      12,341        11,777
  Reclamation and mine shutdown
   expenditures                          (5,042)       (2,411)
  (Increase) decrease in working
   capital, net of effect of
   distribution:
    Accounts receivable                  (2,729)       21,907
    Inventories                         (18,081)      (15,389)
    Prepaid expenses and other            1,356         1,941
    Accounts payable and accrued
     liabilities                         (7,186)      (22,556)
  Other                                 (11,628)       (1,490)
                                     ----------    ----------
Net cash provided by operating
 activities                              10,208        52,821
                                     ----------    ----------

Cash flow from investing activities:
Capital expenditures:
  FRP                                   (10,047)       (7,501)
  Other                                    (488)       (1,058)
Sale of assets                                -         4,000
                                     ----------    ----------
Net cash used in investing
 activities                             (10,535)       (4,559)
                                     ----------    ----------

Cash flow from financing activities:
Purchase of FTX common shares           (16,090)      (30,084)
Purchase of FRP units                         -          (924)
Distributions paid to FRP public
 unitholders                            (30,048)      (31,337)
Proceeds from debt                       92,802        25,100
Repayments of debt                      (57,959)     (155,500)
Proceeds from sale of FRP 7%
 Senior Notes                                 -       147,831
Cash dividends paid:
  Common stock                           (2,165)       (2,400)
  Preferred stock                        (1,096)       (1,096)
Other                                       226           657
                                     ----------    ----------
Net cash used in financing
 activities                             (14,330)      (47,753)
                                     ----------    ----------
Net increase (decrease) in
 cash and cash equivalents              (14,657)          509
Cash and cash equivalents
 at beginning of year                    19,977        23,496
                                     ----------    ----------
Cash and cash equivalents at end
 of period                           $    5,320    $   24,005
                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.

                        FREEPORT-McMoRan INC.
                    NOTES TO FINANCIAL STATEMENTS



1.   PARENT COMPANY BALANCE SHEET

The unaudited, unconsolidated condensed balance sheet of Freeport-McMoRan Inc. (FTX) as of March 31, 1997 follows (in thousands):



Cash and cash equivalents                      $      277
Other current assets                                2,920
Property, plant and equipment, net                 41,437
Investment in FRP                                 182,119
Other assets                                        7,868
                                               ----------

    Total assets                               $  234,621
                                               ==========

Accounts payable and accrued liabilities       $   24,894
Long-term debt                                     52,900
Other liabilities and deferred credits             79,679
Stockholders' equity                               77,148
                                               ----------

    Total liabilities and stockholders'
    equity                                     $  234,621
                                               ==========

  2. SRI LANKA PROJECT

In March 1997, FRP was reimbursed $2.9 million for previously incurred expenses as a result of IMC-Agrico's participation in the potential phosphate mine and upgrading project in Sri Lanka. This project would be undertaken through a joint venture involving the Government of Sri Lanka, IMC-Agrico and another party.



3.   OIL AND GAS EXPLORATION AGREEMENT

In March 1997, Freeport-McMoRan Resource Partners, Limited Partnership
(FRP) entered into an agreement with McMoRan Oil & Gas Co. (MOXY), a formerly owned affiliate of FTX, pursuant to which FRP will acquire an interest in any of seven leases awarded on which MOXY was the high bidder at the OCS Lease Sale 166 held in March 1997. The high bids totaled $5.5 million. Awarding of the leases is subject to approval by the Mineral Management Service, which is expected during the second quarter of 1997. FRP will acquire a 50 percent working interest ownership and will bear 60 percent of the associated acquisition and exploration costs.



4.   NORTH BAY JUNOP EXPLORATION CHARGE

In April 1997, FRP's 25 percent owned oil and gas exploration joint venture with Phillips Petroleum Company and MOXY completed drilling of its exploratory well on the North Bay Junop prospect, the second of two high-risk, high-potential prospects which have been drilled within the joint venture's project area in south Louisiana. The well reached total depth but did not encounter commercial hydrocarbons in the primary objective zones, resulting in a $6.2 million charge to exploration expense.



5.   EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), _Earnings Per Share_, which simplifies the computation of earnings per share. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Basic earnings per share calculated in accordance with FAS 128 would have been $0.04 per share for the first quarter of 1997 and $0.74 per share for the first quarter of 1996.

                          -----------------

                               Remarks



The information furnished herein should be read in conjunction with FTX's financial statements contained in its 1996 Annual Report to stockholders included in its Annual Report on Form 10-K.



The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Freeport-McMoRan Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Freeport-McMoRan Inc. (the Company), a Delaware Corporation, as of March 31, 1997, and the related consolidated statements of operations and cash flow for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. We did not review the interim financial information of IMC-Agrico Company (the Joint Venture). The Company's share of the Joint Venture constitutes 48 percent of consolidated total assets as of March 31, 1997, and 80 percent and 81 percent of the Company's consolidated total revenues for the periods ended March 31, 1997 and 1996, respectively. Those statements were reviewed by other accountants whose report covering their review has been furnished to us.



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


We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Freeport-McMoRan Inc. as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flow for the year then ended (not presented herein), and in our report dated January 21, 1997, based on our audit and the report of other auditors, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                    ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 22, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



OVERVIEW

The business operations of Freeport-McMoRan Inc. (FTX) primarily consist of its 51.6 percent ownership in Freeport-McMoRan Resource Partners, Limited Partnership (FRP). FRP, through its subsidiaries and joint venture operations, is one of the world's leading integrated phosphate fertilizer producers. FRP is a joint venture partner in IMC-Agrico Company, the world's largest and one of the lowest cost producers, marketers and distributors of phosphate fertilizers. IMC-Agrico's business also includes the mining and sale of phosphate rock and the production, marketing and distribution of animal feed ingredients. FRP's Main Pass sulphur mine, offshore Louisiana in the Gulf of Mexico, and its Culberson mine in Texas also make FRP the largest producer of Frasch sulphur in the world. Main Pass also contains proved oil reserves that FRP produces and sells for the Main Pass joint venture.



     The combined sulphur, phosphate mining and fertilizer production operations provide FRP with the competitive advantages of vertical integration and operating efficiencies and reduce the sensitivity of FRP's phosphate fertilizer costs to changes in raw material prices. FRP also believes that the strategic location of IMC-Agrico's fertilizer operations, both in Florida and on the Mississippi River, provide it with a competitive advantage over other fertilizer producers.



     Management has been able to move forward on several growth opportunities as follows:



* In March 1997, FRP, a significant consumer of natural gas in its sulphur and fertilizer operations, entered into an agreement with McMoRan Oil & Gas Co. (MOXY) pursuant to which FRP will acquire an interest in any of seven leases awarded on which MOXY was the high bidder at the OCS Lease Sale 166 held in March 1997. The high bids totaled $5.5 million. Awarding of the leases is subject to approval by the Mineral Management Service, which is expected during the second quarter of 1997. FRP will acquire a 50 percent working interest ownership and will bear 60 percent of the associated acquisition and exploration costs. FRP will consider opportunities for further oil and gas investments, including activities involving MOXY. These future investments may be significant.


* In March 1997, FRP was reimbursed $2.9 million for previously incurred expenses as a result of IMC-Agrico's participation in the potential phosphate mine and upgrading project in Sri Lanka. This project would be undertaken through a joint venture involving the Government of Sri Lanka, IMC-Agrico and another party. Because of the strategic location of this project in close proximity to Asian customers, it would have potentially favorable economic competitive advantages. Project evaluation continues.



RESULTS OF OPERATIONS

                                         First Quarter
                                     ------------------------
                                        1997          1996
                                     ----------    ----------
                                           (In Millions)
Revenues                             $    211.9    $    256.8
Operating income                           35.8          69.7
Net income to common stock                   .9          20.1

FTX's operating results for the 1997 period were adversely affected by lower average realizations on its phosphate fertilizer, phosphate rock and sulphur sales, as well as reduced production and sales volumes for phosphate fertilizer, phosphate rock and oil. The current quarter also includes a $6.2 million charge for oil and gas exploration costs and a $2.9 million credit for reimbursement of previously incurred expenses as a result of IMC-Agrico's participation in a potential phosphate mine and upgrading project in Sri Lanka. The 1996 period included an $11.9 million gain from the increase in FRP's ownership of IMC-Agrico and charges totaling $3.0 million for asset valuations at IMC-Agrico.



     Depreciation and amortization for the current quarter decreased $2.0 million from the 1996 period amount. This reduction is attributable primarily to a decline in unit-of-production depreciation of $1.9 million from Main Pass oil operations and $0.4 million from sulphur activities caused by lower volumes.



     General and administrative expenses for the 1997 period declined $3.8 million from the 1996 period amount. A majority of the decrease related to lower stock appreciation rights costs.

     Interest expense for the 1997 period approximated the year-ago amount. Minority interest represents the FRP public unitholders' pro rata share of FRP earnings, with the quarterly period including an additional charge of $9.2 million in 1997 (versus a gain of $1.2 million in 1996) because FTX was not paid its proportionate share of FRP distributions in connection with the final quarterly distribution under the public FRP unitholders' preferential distribution priority. To the extent that cumulative unpaid distributions are reduced in the future, as discussed below, FTX will recognize a disproportionately greater share of FRP's reported earnings. FTX's income tax provision for 1997 decreased from the 1996 period amount, primarily resulting from the decline in pretax, after-minority interest earnings.



Agricultural Minerals Operations FTX's agricultural minerals operations, which include FRP's fertilizer and phosphate rock operations (conducted through IMC-Agrico) and its sulphur business, reported first-quarter 1997 operating income of $42.5 million on revenues of $203.2 million compared with operating income of $76.2 million on revenues of $247.2 million for the 1996 period. Significant items impacting operating income follow (in millions):


Agricultural minerals operating income -1996   $     76.2
                                               ----------
Increases (decreases):
  Sales volumes                                     (18.8)
  Realizations                                      (24.4)
  Other                                              (0.8)
                                               ----------

    Revenue variance                                (44.0)
  Cost of sales                                      21.0   a
  Gain on IMC-Agrico investment                     (11.9)
  General and administrative                          1.2
                                               ----------
                                                    (33.7)
                                               ----------
Agricultural minerals operating income -1997   $     42.5
                                               ==========


a. Includes a reduction to depreciation of $7.1 million for the first quarter of 1997 and 1996 caused by FRP's disproportionate interest in IMC-Agrico cash distributions. The 1996 period also includes $3.0 million of asset valuation charges from IMC-Agrico.



     FRP's 1997 phosphate fertilizer sales volumes declined 11 percent from the 1996 period. IMC-Agrico's realization for diammonium phosphate (DAP), its principal fertilizer product, averaged 13 percent lower than in the 1996 period (although the 1997 quarter was virtually unchanged from the prior quarter) as the year-ago quarter benefited from a tight supply/demand situation. Domestic shipments during the first quarter of 1997 were hampered by unfavorable planting and shipping conditions caused by the unusually wet conditions in the Midwest. Export shipments fell marginally despite IMC-Agrico's shipping significant tonnage to China under a recently negotiated two-year sales agreement. IMC-Agrico resumed full production at its New Wales, Florida facility in April 1997 in response to strengthening demand associated with the domestic spring season and recently announced new international sales. Expectations for higher corn and soybean acreage this spring, coupled with rising commodity prices, bode well for increased domestic phosphate fertilizer sales in the second quarter. Unit production costs for DAP declined approximately 5 percent from the year-ago quarter as a result of reduced phosphate rock, sulphur and processing costs. Unit costs for the near term will benefit from a decline in ammonia prices which occurred during the first quarter of 1997; ammonia prices show indications of further weakness in the Gulf Coast region.



     The long-term outlook for the phosphate fertilizer industry remains very positive. Increasing world population and improving diets in developing countries, combined with historically low grain stocks, necessitate greater agricultural output, which will require higher fertilizer use. Strong demand growth projected in Asia and Latin America is expected to require additional supplies beyond the global industry's current production capability. Additionally, FRP believes higher prices and operating margins are required before new major phosphate projects are initiated. However, weather and government policies will continue to cause annual fluctuations in the overall agricultural and fertilizer supply and demand situation, as witnessed over the past year.



     FRP's 1997 phosphate rock sales volumes declined 16 percent from the 1996 period level, with IMC-Agrico continuing to limit third party sales in order to maximize the long-term value of its reserves through internal use. This strategy is expected to result in lower sales volumes of phosphate rock for

1997.  Reduced sales volumes and lower
realizations contributed to decreased earnings from phosphate rock operations.



     Sulphur sales volumes in the current quarter were virtually unchanged from the 1996 period. FRP has operated its Main Pass and Culberson mines at reduced rates since March 1996 in response to lower domestic sulphur sales to U.S. phosphate fertilizer producers.
Current quarter sulphur market prices were lower than in the year-ago period, although up slightly from the fourth quarter of 1996. Sulphur prices continued to strengthen in the second quarter of 1997. FRP's future sulphur sales volumes and realizations will continue to depend on the level of demand from the domestic phosphate fertilizer industry and the availability of competing supplies from recovered sources Since FRP's sulphur consumption approximates its production, a change in the market price of sulphur does not have a significant effect on earnings. FRP continues to evaluate its sulphur business strategy in light of the current sulphur market, including the possibility of reducing its overall production levels.



                                          First Quarter
                                      ------------------------
                                         1997          1996
                                      ----------    ----------
Phosphate fertilizers -primarily DAP
  Sales (short tons)                    699,500       790,000
  Average realized price a
    All phosphate fertilizers           $174.30       $197.08
    DAP                                  178.21        205.56
Phosphate rock
  Sales (short tons)                    633,200       751,800
  Average realized price a               $23.64        $26.28
Sulphur
  Sales (long tons) b                   738,000       738,100

a.   Represents average realization f.o.b. plant/mine.

b. Includes internal consumption of 197,700 tons and 186,000 tons for the first quarter of 1997 and 1996, respectively.



Oil Operations - Main Pass oil operations achieved the following:



                                            First Quarter
                                       -----------------------
                                          1997         1996
                                       ----------   ----------
Sales (barrels)                         423,800       542,200
Average realized price                   $20.11        $17.45
Operating income (in millions)              2.7           2.2

     Main Pass operating income for the 1997 period benefited from an increase in average realizations caused by higher world oil prices. Net production for 1997 is expected to decline slightly from 1996 levels, as increased drilling activities at Main Pass are expected to generate production sufficient to partially offset declining reservoir production.

     In April 1997, FRP's 25 percent owned oil and gas exploration joint venture with Phillips Petroleum Company and MOXY completed drilling of an exploratory well on the North Bay Junop prospect, the second of two high-risk, high-potential prospects which have been drilled within the joint venture's project area in south Louisiana. The well reached total depth but did not encounter commercial hydrocarbons in the primary objective zones, resulting in a $6.2 million charge to exploration expense. FRP is currently reviewing several alternatives regarding shallower potentially productive zones encountered by this well, as well as evaluating other leads for drilling additional wells within the project area which have been identified by 3-D seismic survey.



CAPITAL RESOURCES AND LIQUIDITY
FTX's main source of cash flow is distributions from FRP. On April 22, 1997, FRP declared a distribution of 31 cents per unit. This cash distribution represents the first distribution following the end of the public unitholders' preference period. FRP's distributable cash is now shared ratably by FRP's public unitholders and FTX, except that FTX will be entitled to receive its unpaid cash distributions from previous quarters ($431.3 million unpaid at April 22, 1997) from one-half of the quarterly distributable cash after the payment of 60 cents per unit to all FRP unitholders.

     FRP's future distributions will depend on the distributions received from IMC-Agrico, on the cash flow generated from FRP's sulphur and Main Pass oil operations, the cash requirements of its expanding oil and gas exploration activities, and on the level of and methods of financing its capital expenditure needs, including reclamation and growth projects. FRP's distributable cash in April 1997 included $43.2 million from IMC-Agrico. Future distributions from IMC-Agrico will depend primarily on the phosphate fertilizer market, discussed earlier, and FRP's share of IMC-Agrico cash distributions (Current Interest). FRP's Current Interest is 54.35 percent until June 30, 1997 and declines to 41.45 percent thereafter.



     FTX currently has a quarterly cash dividend of 9 cents per common share. This dividend level allows FTX to use additional available funds to purchase FTX stock, purchase FRP units and/or invest in potential new growth opportunities. The timing of FTX stock and FRP unit purchases is dependent upon many factors, including their price, FTX's financial condition and general economic and market factors.
FTX anticipates that its cash distributions from FRP and amounts available to it under its credit facility ($236.0 million of additional borrowings available to FRP at April 18, 1997, $99.0 million of which is available to FTX) will be sufficient to meet its obligations.

     Net cash provided by operating activities during the first three months of 1997 totaled $10.2 million, compared with $52.8 million for the 1996 period, primarily reflecting lower earnings. Capital expenditures for the 1997 period were up slightly from the year-ago level, and are currently estimated to approximate $60 million for 1997. During the first three months of 1997, FTX purchased 554,500 shares of its common stock for an aggregate $16.1 million.



CAUTIONARY STATEMENT

Management's discussion and analysis contains forward-looking statements regarding sales and production volumes, capital expenditures, product markets, etc. Important factors that might cause future results to differ from these projections are described in more detail under the heading "Cautionary Statement" in FTX's Form 10-K for the year ended December 31, 1996.



                   --------------------------------


The results of operations reported and summarized above are not necessarily indicative of future operating results.

                        FREEPORT-McMoRan INC.


                     PART II.  Other Information



Item 1.   Legal Proceedings.



Tom Beanal v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-1474 (E.D. La. filed Apr. 29, 1996). The plaintiff alleges environmental, human rights and social/cultural violations in Indonesia. He seeks $6 billion in monetary damages and other equitable relief. The Company and its former subsidiary, Freeport-McMoRan Copper & Gold Inc. ("FCX") deny these allegations, which they believe are inconsistent with the findings of a series of independent examinations of the Indonesian mining operations of FCX's subsidiary. The court recently granted the Company's motion to dismiss but gave the plaintiff leave to amend. The Company believes that the action is baseless and will continue to defend vigorously any amended or additional claims that the plaintiff may file.



     Yosefa Alomang v. Freeport-McMoRan Inc. and Freeport-McMoRan Copper & Gold Inc., Civ. No. 96-9962 (Orleans Civ. Dist. Ct. La. Filed June 19, 1996). In February 1997 the Civil District Court of the Parish of Orleans, State of Louisiana dismissed this purported class action for lack of subject matter jurisdiction because the alleged conduct and damages occurred in Indonesia. The Court also held that venue was not proper in any Louisiana court. The plaintiff had alleged substantially similar violations as those alleged in the Beanal suit and sought unspecified monetary damages an other equitable relief. In April 1997 the plaintiff filed and appeal.



Item 6.   Exhibits and Reports on Form 8-K.

(a) The exhibits to this report are listed on the Exhibit Index appearing on page E-1 hereof.


(b) No reports on Form 8-K were filed by the registrant during the quarter for which this report is filed.

                         FREEPORT-McMoRan INC.

                              SIGNATURE
                             -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FREEPORT-McMoRan INC.




                                      By: /s/ William J. Blackwell
                                            ----------------------
                                              William J. Blackwell
                                       Controller - Financial Reporting
                                         (authorized signatory and
                                        Principal Accounting Officer)


Date:  April 29, 1997

                        FREEPORT-McMoRan INC.

                            EXHIBIT INDEX


                                                                    Sequentially
Number                        Description                          Numbered Page
-----                        --------------                       --------------

3.1 Composite copy of Certificate of Incorporation of FTX, as amended. Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q of FTX for the quarter ended June 30, 1992 (the "FTX 1992 Second Quarter Form 10-Q").

3.2      By-Laws of FTX, as amended.  Incorporated by reference to
Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "FTX 1996 Form 10-K").

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

                       EXHIBIT INDEX CONTINUED

                                                                    Sequentially
Number                        Description                          Numbered Page
-------                     ---------------                        ------------

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

4.14 FRP Depositary Unit Reinvestment Plan. Incorporated by reference to Exhibit 4.4 to the FRP 1991 Form 10-K.

4.15 Second Amended and Restated Credit Agreement dated as of November 14, 1996 (the "FTX/FRP Credit Agreement") among FTX, FRP, the various financial institutions that are parties thereto (the "Banks"), The Chase Manhattan Bank (successor by merger to Chemical Bank) and The Chase Manhattan Bank (National Association), as Administrative Agent, FRP Collateral Agent, FTX Collateral Agent and Documentary Agent. Incorporated by reference to Exhibit 4.15 to the FTX 1996 Form 10-K.

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

10.1     FTX 1992 Stock Option Plan, as amended.

10.2     1982 Stock Option Plan of FTX, as amended.

10.3 1988 Stock Option Plan for Non-Employee Directors of FTX, as amended.

10.4     FTX 1996 Stock Option Plan, as amended.

11.1 Freeport-McMoRan Inc. Computation of Net Income per Common and Common Equivalent Share

27.1     Freeport-McMoRan Inc. Financial Data Schedule