Form 10-Q
period 1997-09-30
FREEPORT MCMORAN INC
filed 1997-11-13
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended September 30, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

On September 30, 1997, there were issued and outstanding 24,030,728 shares of the registrant's Common Stock, par value $0.01 per share.

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

Item 1.   Financial Statements.

                       FREEPORT-McMoRan INC.
                      CONDENSED BALANCE SHEETS
                            (Unaudited)
                                        September 30,  December 31,
                                             1997          1996
                                          ----------    ----------
                                              (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                 $    5,988    $   19,977
Accounts receivable                           78,787        71,795
Inventories                                  166,400       141,158
Prepaid expenses and other                    33,159         5,065
                                          ----------    ----------
  Total current assets                       284,334       237,995
  Property, plant and equipment, net         523,610       964,787
Deferred tax asset                            86,180             -
Other assets                                  65,045        48,641
                                          ----------    ----------
Total assets                              $  959,169    $1,251,423
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities  $  147,130    $  168,557
Long-term debt, less current portion         536,519       441,030
Accrued postretirement benefits and
 pension costs                               184,141       182,832
Reclamation and mine shutdown reserves       107,951       106,374
Other liabilities and deferred credits        76,373        84,247
Minority interest                                800       174,081
Stockholders' equity                         (93,745)       94,302
                                          ----------    ----------
Total liabilities and stockholders'
 equity                                   $  959,169    $1,251,423
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       FREEPORT-McMoRan INC.
                STATEMENTS OF OPERATIONS (Unaudited)
                             Three Months Ended          Nine Months Ended
                                September 30,              September 30,
                           ----------------------     -----------------------
                             1997          1996           1997        1996
                           --------    ----------     ----------    ---------
                                (In Thousands, Except Per Share Amounts)
Revenues                  $  196,308    $  222,649    $  637,086    $  722,269
Cost of sales:
Production and delivery      142,860       153,644       450,053       496,165
Depreciation and
 amortization                430,146         9,971       455,956        30,778
                          ----------    ----------    ----------    ----------
  Total cost of sales        573,006       163,615       906,009       526,943
Gain on IMC-Agrico investment      -             -             -       (11,917)
Exploration expenses           9,119         2,000        15,341         2,000
General and
 administrative expenses      14,923        13,143        42,878        45,183
                          ----------    ----------    ----------    ----------
  Total costs and
   expenses                  597,048       178,758       964,228       562,209
                          ----------    ----------    ----------    ----------
Operating income (loss)     (400,740)       43,891      (327,142)      160,060
Interest expense, net        (10,171)       (8,656)      (28,895)      (25,094)
Other income, net                512           125           339         1,480
                          ----------    ----------    ----------    ----------
Income (loss) before
 minority interest and
 income taxes               (410,399)       35,360      (355,698)      136,446
Minority interest in net
 (income) loss of
 consolidated
 subsidiaries                150,178       (27,797)      111,981       (75,538)
Income tax (provision)
 benefit                      98,002        (3,592)       91,800       (22,491)
                          ----------    ----------    ----------    ----------
Net income (loss)           (162,219)        3,971      (151,917)       38,417
Preferred dividends             (731)       (1,096)       (2,922)       (3,287)
                          ----------    ----------    ----------    ----------
Net income (loss)
 applicable to common
 stock                    $ (162,950)   $    2,875    $ (154,839)   $   35,130
                          ==========    ==========    ==========    ==========
Net income (loss) per
 primary share                $(6.89)         $.11        $(6.55)        $1.31
                              ======          ====        ======         =====
Average primary common
 and common equivalent
 shares outstanding           23,655        25,767        23,641        26,824
                              ======        ======        ======        ======
Cash dividend per common
 share                          $.09          $.09          $.27          $.27
                                ====          ====          ====          ====

The accompanying notes are an integral part of these financial statements.

                       FREEPORT-McMoRan INC.
                STATEMENTS OF CASH FLOW (Unaudited)
                                             Nine Months Ended
                                               September 30,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
                                                (In Thousands)
Cash flow from operating activities:
Net income (loss)                         $ (151,917)   $   38,417
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation and amortization              455,956        30,778
  Gain on IMC-Agrico investment                    -       (11,917)
  Oil and gas exploration expenses            15,341         2,000
  Deferred income taxes (benefit)            (94,770)       22,412
  Minority interest's share of net
   income (loss)                            (111,981)       75,538
  Cash distributions from IMC-Agrico in
   excess of interest in capital              34,712        36,610
  Reclamation and mine shutdown
   expenditures                              (20,994)      (10,719)
  (Increase) decrease in working capital,
   net of effect of distribution:
    Accounts receivable                        3,439        62,089
    Inventories                              (30,079)      (22,629)
    Prepaid expenses and other                  (347)       (1,925)
    Accounts payable and accrued
     liabilities                              (1,517)      (51,611)
  Other                                       (1,870)       17,745
                                          ----------    ----------
Net cash provided by operating activities     95,973       186,788
                                          ----------    ----------
Cash flow from investing activities:
Capital expenditures:
  FRP                                        (51,678)      (33,009)
  Assets held for sale                       (45,321)            -
  Other                                      (11,990)       (1,380)
Sale of assets                                     -         4,000
                                          ----------    ----------
Net cash used in investing activities       (108,989)      (30,389)
                                          ----------    ----------

Cash flow from financing activities:
Purchase of FTX common shares                (27,771)     (107,563)
Purchase of FRP units                              -        (1,305)
Distributions paid to FRP public
 unitholders                                 (62,100)      (91,946)
Proceeds from debt                           276,170             -
Repayments of debt                          (178,932)      (88,294)
Proceeds from sale of FRP 7% Senior Notes          -       147,831
Cash dividends paid:
  Common stock                                (6,382)       (7,140)
  Preferred stock                             (2,921)       (3,287)
Other                                            963           415
                                          ----------    ----------
Net cash used in financing activities           (973)     (151,289)
                                          ----------    ----------
Net decrease in cash and cash equivalents    (13,989)        5,110
Cash and cash equivalents at beginning
 of year                                      19,977        23,496
                                          ----------    ----------
Cash and cash equivalents at end
 of period                                $    5,988    $   28,606
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       FREEPORT-McMoRan INC.
                   NOTES TO FINANCIAL STATEMENTS

1.   FTX MERGER AGREEMENT
In August 1997, Freeport-McMoRan Inc. (FTX), the administrative managing general partner and owner of a 51.6% interest in Freeport-McMoRan Resource Partners, Limited Partnership (FRP), and IMC Global Inc. (IGL), FRP's joint venture partner, announced that they had executed an Agreement and Plan of Merger for FTX and IGL, with IGL as the surviving entity. As a result of the merger, IGL will acquire control of FTX and FRP and will become the administrative managing general partner of FRP. The merger, which is subject to several conditions including approval by the stockholders of FTX and IGL, is expected to be completed by the end of 1997. In connection with the merger, FRP's sulphur business and certain oil and gas operations, including its 58.3 percent interest in the Main Pass 299 sulphur and oil property, together with IGL's 25 percent interest in Main Pass 299, will be transferred to a new entity whose common stock will be distributed pro rata to FRP's unitholders, including FTX. As a result of the transactions, FRP unitholders will continue to hold their proportionate ownership in FRP and will receive their proportionate ownership in the new entity.

2.   IMPAIRMENT ASSESSMENT OF SULPHUR ASSETS
In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS 121), which requires an assessment of the carrying value of long-lived assets and a reduction of such carrying value to fair value when events or changes in circumstances indicate that the carrying amount may not be recoverable. As a result of its most recent review of its sulphur assets at September 30, 1997, FRP concluded that the carrying value of its Main Pass sulphur assets exceeded the undiscounted estimated future net cash flows, such that an impairment writedown of $375.5 million was required. A similar analysis of the Culberson sulphur assets, based on a reassessment of recoverable reserves utilizing recent production history, also indicated an impairment writedown of $9.0 million was required. Additionally, FTX wrote off $40.9 million of capitalized interest related to these assets. Fair values were determined using discounted estimated future cash flows related to these assets and the writedowns are reflected in the accompanying financial statements as additional depreciation and amortization charges.

3.   OIL AND GAS EXPLORATION INVESTMENT
In March 1997, FRP entered into an agreement with McMoRan Oil & Gas Co. (MOXY), pursuant to which FRP acquired an interest in seven leases awarded to MOXY at the OCS Lease Sale 166 held in March 1997 for $5.5 million. In July 1997, FRP and MOXY also agreed to a new multi-year aggregate $200 million oil and gas exploration program (MOXY/FRP Exploration Program) to explore and develop prospects primarily offshore in the Gulf of Mexico and onshore in the Gulf Coast area. FRP and MOXY have committed $200 million for exploration expenditures, with most exploration expenditures being shared 60 percent and 40 percent, respectively. Other costs and all revenues will be shared equally.

     In August 1997, FRP purchased from MCN Energy Group Inc. (MCN), MCN's 60 percent interest in the MOXY/MCN offshore exploration program (MOXY/MCN Program) which includes two producing oil and gas fields, an inventory of eight exploration prospects in the offshore Gulf of Mexico and MOXY's program debt to MCN of approximately $12.5 million ($17.5 million in accounts receivable at September 30, 1997) for a total of $46.4 million, subject to adjustment. Subject to completion of MOXY's recapitalization described below, MOXY will acquire the two producing properties from FRP for $26.0 million, subject to certain adjustments ($27.8 million in prepaid expenses and other at September 30, 1997), and repay MOXY's program debt. FRP and MOXY will contribute their interests in the MOXY/MCN Program exploration properties and their interests in the seven offshore leases discussed above to the MOXY/FRP Exploration Program.

     To provide capital for these transactions, MOXY has undertaken a $100 million rights offering pursuant to which MOXY anticipates issuing approximately 28.6 million shares of common stock. FRP has agreed to purchase, at the $3.50 per share subscription price, all shares that are available but not purchased by rights holders. Upon closing of the MOXY rights offering, FRP will receive from MOXY a fee of $6 million for participating in the rights offering, acquiring and holding the MCN producing properties and agreeing to enter into the MOXY/FRP Exploration Program. Additionally, if FRP does not acquire at least 30 percent of MOXY's outstanding common stock in the rights offering, FRP will have the option to purchase at $3.50 per share up to a 30 percent ownership interest in MOXY.

     The merger between FTX and IGL, discussed in Note 1, will have no effect on the oil and gas exploration program and other transactions between FRP and MOXY.

4.   PARENT COMPANY BALANCE SHEET
The unaudited, unconsolidated condensed balance sheet of FTX as of September 30, 1997 follows (in thousands):

Cash and cash equivalents                           $      306
Other current assets                                       239
Property, plant and equipment, net                      10,155
Investment in FRP                                      (52,675)
Deferred tax asset                                      86,180
Other assets                                            16,386
                                                    ----------
    Total assets                                    $   60,591
                                                    ==========

Accounts payable and accrued liabilities            $   22,022
Long-term debt                                          53,600
Other liabilities and deferred credits                  78,714
Stockholders' deficit                                  (93,745)
                                                    ----------
    Total liabilities and stockholders' deficit     $   60,591
                                                    ==========

5.   CONVERSION OF PREFERRED STOCK
As of October 3, 1997, all of the outstanding shares of FTX's $4.375 Convertible Exchangeable Preferred Stock, which were called in September 1997 for redemption, were converted into 1.83 million shares of FTX common stock. Had these conversions occurred on January 1, 1997, the net loss per primary share would have been $6.39 for the third quarter of 1997 and $6.08 for the nine-month period ended September 30, 1997.

6.   NEW ACCOUNTING STANDARDS
In February 1997, the FASB issued SFAS 128, "Earnings Per Share," which simplifies the computation of earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all prior period earnings per share data presented. Adoption of SFAS 128 will not have a material impact on FTX's previously reported earnings per share.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 130 and 131 are effective for 1998. Adoption of these standards is not expected to have an effect on FTX's financial position or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FTX MERGER AGREEMENT
In August 1997, Freeport-McMoRan Inc. (FTX), the administrative managing general partner and owner of a 51.6% interest in Freeport-McMoRan Resource Partners, Limited Partnership (FRP), and IMC Global Inc. (IGL), FRP's joint venture partner, announced that they had executed an Agreement and Plan of Merger for FTX and IGL, with IGL as the surviving entity. As a result of the merger, IGL will acquire control of FTX and FRP and will become the administrative managing general partner of FRP. The merger, which is subject to several conditions including approval by the stockholders of FTX and IGL, is expected to be completed by the end of 1997. In connection with the merger, FRP's sulphur business and certain oil and gas operations, including its 58.3 percent interest in the Main Pass 299 sulphur and oil property, together with IGL's 25 percent interest in Main Pass 299, will be transferred to a new entity whose common stock will be distributed pro rata to FRP's unitholders, including FTX. As a result of the transactions, FRP unitholders will continue to hold their proportionate ownership in FRP and will receive their proportionate ownership in the new entity.

OVERVIEW
The business operations of FTX primarily consist of its 51.6 percent ownership in FRP. FRP, through its subsidiaries and joint venture operations, is one of the world's leading integrated phosphate fertilizer producers. FRP is a joint venture partner in IMC-Agrico Company, the world's largest and one of the world's lowest cost producers, marketers and distributors of phosphate fertilizers. IMC-Agrico's business also includes the mining and sale of phosphate rock and the production, marketing and distribution of animal feed ingredients. FRP's Main Pass sulphur mine, offshore Louisiana in the Gulf of Mexico, and its Culberson mine in Texas also make FRP the largest producer of Frasch sulphur in the world. Main Pass also contains proved oil reserves that FRP produces and sells for the Main Pass joint venture.

     The combined sulphur, phosphate mining and fertilizer production operations provide FRP with the competitive advantages of vertical integration and operating efficiencies and reduce the sensitivity of FRP's phosphate fertilizer costs to changes in raw material prices. FRP also believes that the strategic location of IMC-Agrico's fertilizer operations, both in Florida and on the Mississippi River, provide it with a competitive advantage over other fertilizer producers. Additionally, through its oil and gas exploration programs with McMoRan Oil & Gas Co. (MOXY), FRP seeks to complement its natural gas purchase requirements in the fertilizer business as well as provide additional growth potential.

Oil & Gas Exploration Investment - In August 1997, FRP purchased from MCN Energy Group Inc. (MCN), MCN's 60 percent interest in the MOXY/MCN offshore exploration program (MOXY/MCN Program) which includes two producing oil and gas fields, an inventory of eight exploration prospects in the offshore Gulf of Mexico and MOXY's program debt to MCN of approximately $12.5 million ($17.5 million in accounts receivable at September 30, 1997) for a total of $46.4 million, subject to adjustments. Subject to completion of MOXY's recapitalization described below, MOXY will acquire the two producing properties from FRP for $26.0 million, subject to certain adjustments ($27.8 million in prepaid expenses and other at September 30, 1997), and repay FRP for MOXY's debt under the MOXY/MCN Program. Upon completion of MOXY's recapitalization discussed below, FRP and MOXY will contribute their interests in the MOXY/MCN Program exploration properties and their interests in the seven offshore leases awarded to MOXY at the OCS Lease Sale 166 held in March 1997 for $5.5 million to a multi-year aggregate $200 million oil and gas exploration program (MOXY/FRP Exploration Program) to explore and develop prospects primarily offshore in the Gulf of Mexico and onshore in the Gulf Coast area. FRP and MOXY have committed $200 million for exploration expenditures, with most exploration expenditures being shared 60 percent and 40 percent, respectively. Other costs and all revenues will be shared equally.

     To provide capital for these transactions, MOXY has undertaken a $100 million rights offering pursuant to which MOXY anticipates issuing approximately 28.6 million shares of common stock. FRP has agreed to purchase, at the $3.50 per share subscription price, all shares that are available but not purchased by rights holders. Upon closing of the rights offering, FRP will receive from MOXY a fee of $6 million for participating in the rights offering, acquiring and holding the MCN producing properties and agreeing to enter into the Exploration Program. Additionally, if FRP does not acquire at least 30 percent of MOXY's outstanding common stock in the rights offering, FRP will have the option to purchase at $3.50 per share up to a 30 percent ownership interest in MOXY.

     The merger between FTX and IGL, discussed above, will have no effect on the oil and gas exploration program and other transactions between FRP and MOXY.

RESULTS OF OPERATIONS

                       Third Quarter               Nine Months
                  ------------------------    ------------------------
                     1997          1996          1997          1996
                  ----------    ----------    ----------    ----------
                                   (In Millions)
Revenues          $    196.3    $    222.6    $    637.1    $    722.3
Operating income
 (loss)               (400.7)         43.9        (327.1)        160.1
Net income (loss)
 to common stock      (163.0)          2.9        (154.8)         35.1

     FTX's operating results for the third quarter of 1997 compared with the third quarter of 1996 were affected by lower average realizations on its phosphate fertilizer and oil sales, as well as reduced sales volumes for all products. For the nine-month 1997 period, FRP experienced lower average realizations on all of its products, combined with reduced production and sales volumes. The three- and nine-month 1997 periods include the non-cash impairment assessment of the sulphur assets discussed below as well as charges of $9.1 million and $15.3 million, respectively, for oil and gas exploration costs. The nine-month 1997 period also includes a $2.9 million credit for reimbursement of previously incurred expenses as a result of IMC-Agrico's participation in a potential phosphate mine and upgrading project in Sri Lanka. The nine-month 1996 period included an $11.9 million gain from the increase in FRP's ownership of IMC-Agrico and charges totaling $3.0 million for asset valuations at IMC-Agrico.

     In 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS 121), which requires an assessment of the carrying value of long-lived assets and a reduction of such carrying value to fair value when events or changes in circumstances indicate that the carrying amount may not be recoverable. As a result of its most recent review of its sulphur assets at September 30, 1997, FRP concluded that the carrying value of its Main Pass sulphur assets exceeded the undiscounted estimated future net cash flows, such that an impairment writedown of $375.5 million was required. A similar analysis of the Culberson sulphur assets, based on a reassessment of recoverable reserves utilizing recent production history, also indicated an impairment writedown of $9.0 million was required. Additionally, FTX wrote off $40.9 million of capitalized interest related to these assets. Fair values were determined using discounted estimated future cash flows related to these assets and the impairment assessments are reflected in the accompanying financial statements as additional depreciation and amortization charges.

     Before the impairment assessment of sulphur assets, depreciation and amortization for the current quarter decreased $5.2 million from the 1996 period amount. This decline is attributable primarily to a $5.5 million decrease related to FRP's disproportionate interest in the IMC-Agrico cash distributions and a decrease in unit-of-production depreciation of $0.4 million from Main Pass oil operations primarily because of lower production volumes, partially offset by downward revisions to estimated recoverable oil reserves. For the nine-month 1997 period before the impairment assessment of sulphur assets, depreciation and amortization was slightly lower primarily because of a $2.2 million decrease related to FRP's disproportionate interest in the IMC-Agrico cash distributions, $3.7 million in nonrecurring charges from IMC-Agrico and a reduction of $3.8 million from Main Pass oil operations.

     Third-quarter 1996 general and administrative expenses include a $2.1 million reduction related to stock appreciation rights. General and administrative expenses for the nine-month 1997 period declined $2.3 million from the 1996 period primarily because of lower employee costs.

     Interest expense for the 1997 periods increased from the year-ago amounts because of higher average debt levels. Minority interest represents the FRP public unitholders' pro rata share of FRP's earnings/losses, with the nine-month 1997 period including an additional charge of $9.2 million (versus charges of $9.4 million and $7.7 million for the third-quarter and nine-month periods of 1996, respectively) because FTX was not paid its proportionate share of FRP distributions in connection with the final quarterly distribution under the public FRP unitholders' preferential distribution priority paid in February 1997. FTX absorbed $27.3 million in the 1997 periods for the FRP public unitholders' minority interest share of FRP's partners' deficit. FTX will reflect 100 percent of FRP's future earnings/losses until the public unitholders share of FRP's future earnings/losses less their share of dividends exceeds this amount. To the extent that cumulative unpaid distributions are reduced in the future, as discussed below, FTX will recognize a disproportionately greater share of FRP's reported earnings. FTX reflected a tax benefit in the 1997 periods because of the writedown of sulphur assets.

Agricultural Minerals Operations - FTX's agricultural minerals operations, which include FRP's fertilizer and phosphate rock operations (conducted through IMC-Agrico) and its sulphur business, reported a third-quarter 1997 operating loss of $341.7 million on revenues of $189.6 million compared with operating income of $48.3 million on revenues of $213.3 million for the 1996 period. The operating loss for the first nine months of 1997 was $257.0 million on revenues of $613.9 million compared with operating income of $174.6 million on revenues of $693.5 million for the year-ago period. Significant items impacting operating income follow (in millions):
                                            Third          Nine
                                           Quarter        Months
                                          ----------    ----------
Agricultural minerals operating
 income -1996                             $     48.3    $    174.6
                                          ----------    ----------
Increases (decreases):
  Sales volumes                                (22.3)        (40.7)
  Realizations                                  (2.3)        (39.3)
  Other                                          0.9           0.4
                                          ----------    ----------
    Revenue variance                           (23.7)        (79.6)
  Cost of sales a                             (366.2)       (341.3)
  Gain on IMC-Agrico investment                    -         (11.9)
  General and administrative                    (0.1)          1.2
                                          ----------    ----------
                                              (390.0)       (431.6)
                                          ----------    ----------
Agricultural minerals operating
 income -1997                             $   (341.7)   $   (257.0)
                                          ==========    ==========

a. Includes a reduction to depreciation of $11.9 million and $6.4 million for the third quarter of 1997 and 1996, respectively, and $24.4 million and $22.2 million for the nine-month period of 1997 and 1996, respectively, caused by FRP's disproportionate interest in IMC-Agrico cash distributions. These adjustments to depreciation ended after the third quarter of 1997, when FRP received its final disproportionate cash distribution from IMC-Agrico. The 1997 periods include charges totaling $384.5 million for the impairment of sulphur assets but exclude the $40.9 million charge discussed above. The nine-month 1996 period includes $3.0 million of asset valuation charges from IMC-Agrico.

     FRP's third-quarter 1997 phosphate fertilizer sales volumes declined by 7 percent from the year-ago quarter, with lower North American shipments partially offset by slightly increased export business. IMC-Agrico continues to ship significant tonnage to China under its 1997/1998 sales agreement. Average realized prices for phosphate fertilizers for the quarter were slightly lower than the prior-year period and the previous quarter. IMC-Agrico resumed production at its Nichols, Florida facility in September 1997 in response to the upcoming Australian shipping season. Unit production costs for diammonium phosphate (DAP), IMC-Agrico's principal fertilizer product, were slightly higher compared with the year-ago quarter primarily as a result of higher sulphur and phosphate rock costs partially offset by lower ammonia costs. Lower production volumes also contributed to higher per unit costs.

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

     FRP's third-quarter and nine-month 1997 phosphate rock sales volumes declined 49 percent and 30 percent, respectively, over year-ago levels, as IMC-Agrico continued to limit third-party sales in order to maximize the long-term value of its reserves through internal use. This strategy is expected to result in lower sales volumes of phosphate rock for the remainder of 1997 compared with the year-ago period. Reduced sales volumes contributed to decreased earnings from phosphate rock operations.

     Sulphur realized prices for the 1997 third quarter were 8 percent higher than the comparable 1996 period because of improved market conditions, but remained 4 percent lower on a year-to-date basis in 1997 than the same period in 1996. Sulphur sales volumes for the 1997 third quarter were 6 percent lower than the 1996 period, primarily because of decreased sales to customers other than IMC-Agrico. Production levels at the Main Pass and Culberson sulphur mines were reduced in early 1996 in response to lower domestic demand for sulphur, and these mines continue to operate at curtailed levels. Combined production from the two mines averaged 7,600 tons per day for the nine-month 1997 period compared with 8,000 tons per day for the 1996 period. Future sulphur sales realizations and volumes will continue to depend on the level of demand from the domestic phosphate fertilizer industry and the availability of competing supplies from recovered sources. Pursuant to a Sulphur Supply Agreement, FRP's sulphur business has the preferential right to provide sulphur to IMC-Agrico for as long as IMC-Agrico's phosphate fertilizer business has an operational need for sulphur.

                               Third Quarter                Nine Months
                          ------------------------    -------------------------
                             1997          1996          1997          1996
                          ----------    ----------    ----------   -----------
Phosphate fertilizers -primarily DAP
  Sales (short tons)         729,700       783,400     2,262,600     2,383,000
  Average realized price a
    All phosphate
     fertilizers             $169.74       $175.55       $171.90       $182.49
    DAP                       174.86        180.65        176.38        188.59
Phosphate rock
  Sales (short tons)         357,600       706,000     1,549,100     2,198,500
  Average realized
   price a                    $25.95        $24.73        $23.84        $26.12
Sulphur
  Sales (long tons) b        690,100       738,000     2,167,000     2,141,800

a.   Represents average realization f.o.b. plant/mine.

b. Includes internal consumption of 195,100 tons and 189,600 tons for the third quarter of 1997 and 1996, respectively, and 593,300 tons and 544,600 tons for the nine-month period of 1997 and 1996, respectively.

Main Pass Oil Operations - Main Pass oil operations achieved the following:

                                Third Quarter               Nine Months
                          ------------------------    ------------------------
                             1997          1996          1997          1996
                          ----------    ----------    ----------    ----------
Sales (barrels)              380,100       463,000     1,247,600     1,507,500
Average realized price        $17.44        $19.94        $18.37        $18.82
Operating income (loss)
 (in millions)                 $(0.2)         $3.5          $4.0          $8.2

     The Main Pass operating income (loss) for the 1997 periods reflects lower average realizations and reduced production levels. Net production for 1997 is expected to decline from 1996 levels, as increased drilling activities at Main Pass are expected to generate production sufficient to partially offset declining reservoir production.

Oil and Gas Exploration Activities -    As noted above, FRP intends
to significantly expand its oil and gas activities through a new multi-year aggregate $200 million exploration program, and potentially significant equity investment, with MOXY. Until commencement of the MOXY/FRP Exploration Program following completion of the MOXY rights offering, FRP's exploration activities will take place through its recently purchased interest in the MOXY/MCN Program. Recent activities within the MOXY/MCN Program follow:

* During the third quarter of 1997, the MOXY/MCN Program initiated drilling of the West Cameron Block 616 #3 exploratory well. In October 1997, the well encountered 263 feet of net gas pay in four sands. MOXY, the operator of the well, believes that these results indicate commercial quantities of reserves that can be recovered by conventional platform techniques. MOXY is drilling the well deeper to evaluate additional objectives. The West Cameron 616 #2 well, drilled in 1996 and located approximately one mile southeast of the #3 well, encountered 190 feet of net gas pay in a different fault block.

* During the 1997 third quarter, exploratory wells drilled at the Eugene Island Block 19, Vermilion Block 159 and Grand Isle Block 65 prospects did not discover commercial hydrocarbons, resulting in $9.1 million of the related drilling costs being expensed.

     In April 1997, FRP's 25 percent owned oil and gas exploration joint venture with Phillips Petroleum Company and MOXY completed drilling of an exploratory well on the North Bay Junop prospect. The well reached total depth but did not encounter commercial hydrocarbons in the primary objective zones, resulting in a $6.2 million charge to first-quarter 1997 exploration expense. The well was completed in a shallower zone with approximately 25 feet of net gas pay. The well was flow tested at a rate of 5.3 Mmcf of gas and 93 barrels of condensate per day. Production is expected to
commence during the fourth quarter of 1997.    Other leads within
the project area that have been identified by 3-D seismic survey continue to be evaluated.

CAPITAL RESOURCES AND LIQUIDITY
As discussed above, FTX has announced its agreement to merge with IGL, with IGL as the surviving entity. As part of the merger, FRP's operations would also be significantly changed. As a result, this merger would fundamentally change both FTX's and FRP's structure, capital resources, etc.

     FTX's main source of cash flow is distributions from FRP. On October 21, 1997, FRP declared a distribution of 10 cents per unit. This cash distribution represents the third distribution following the end of the public unitholders' preference period in early 1997. FRP's distributable cash is now shared ratably by FRP's public unitholders and its administrative managing general partner, except that the administrative managing general partner will be entitled to receive unpaid cash distributions from previous quarters ($431.3 million unpaid at October 21, 1997) from one-half of the quarterly distributable cash after the payment of 60 cents per unit to all FRP unitholders.

     FRP's future distributions will depend on the distributions received from IMC-Agrico, on the cash flow generated from FRP's sulphur and Main Pass oil operations (until consummation of the merger), the cash requirements of its expanding oil and gas exploration activities (discussed above) net of any cash flows from production of discovered reserves once developed, and the level and methods of financing its capital expenditure needs, including reclamation and growth projects. FRP's distributable cash in October 1997 included $29.2 million from IMC-Agrico which reflects the reduction in FRP's share of cash distributions from IMC-Agrico from 54.35 percent to 41.45 percent effective July 1, 1997. For the third quarter of 1997 that reduction equates to approximately $9 million. Future distributions from IMC-Agrico will depend primarily on the phosphate fertilizer market and FRP's share of IMC-Agrico cash distributions.

     FTX currently has a quarterly cash dividend of 9 cents per common share. This dividend level allows FTX to use additional available funds to purchase FTX stock, purchase FRP units and/or invest in potential new growth opportunities. The timing of FTX stock and FRP unit purchases is dependent upon many factors, including their price, FTX's financial condition and general economic and market factors. FTX anticipates that its cash distributions from FRP and amounts available to it under its credit facility ($182.0 million of additional borrowings available to FRP at October 20, 1997, $108.0 million of which is available to FTX) will be sufficient to meet its obligations.

     Net cash provided by operating activities during the first nine months of 1997 totaled $96.0 million, compared with $186.8 million for the 1996 period, primarily reflecting lower earnings. Capital expenditures for the 1997 period were up from the year-ago level, and are currently estimated to approximate $70 million for 1997. During the first nine months of 1997, FTX purchased 960,200 shares of its common stock for an aggregate $27.8 million. No preferred dividends are payable following the conversion of all the outstanding shares of FTX's $4.375 Convertible Exchangeable Preferred Stock into 1.83 million shares of FTX common stock in 1997.

CAUTIONARY STATEMENT
Management's discussion and analysis contains forward-looking statements including, without limitation, statements regarding sales and production volumes, capital expenditures and product markets. Important factors that might cause future results to differ from these projections include, without limitation, economic and business conditions, product market conditions, agricultural conditions and other factors, many of which are beyond the control of FTX. Further information regarding these and other factors are described in more detail under the heading "Cautionary Statement" in FTX's Form 10-K for the year ended December 31, 1996.

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

(b) During the quarter for which this report is filed the registrant filed 4 Current Reports on Form 8-K dated July 28, 1997, August 26, 1997, September 4, 1997 and September 17, 1997 reporting information under Item 5. No financial statements were filed in connection with such reports.

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

Date:  November 13, 1997

                       FREEPORT-McMoRan INC.
                           EXHIBIT INDEX

                                                                Sequentially
                                                                  Numbered
Number          Description                                         Page
----------      ----------                                       ----------
2.1 Agreement and Plan of Merger dated as of August 26, 1997 between FTX and IMC Global Inc. Incorporated by reference to
Exhibit 2.1 to the Current Report on Form 8-K of FTX dated August
26, 1997.

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