Form 10-K405/A
period 1996-12-31
FREEPORT MCMORAN INC
filed 1997-11-19
CIK 351116

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K/A
(Mark One)
    x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996
                                OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from .......... to ..........

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


                                        SIGNATURES


    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18, 1997.


                                  FREEPORT-McMoRan INC.


                                  By:            /s/ Richard C. Adkerson
                                                     Richard C. Adkerson
                                                 Vice Chairman of the Board
                                                        and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 18, 1997.



Signature                       Title


        *                       President, Chief Executive Officer and Director
Rene L. Latiolais               (Principal Executive Officer)


        *                      Senior Vice President and Chief Financial Officer
Robert M. Wohleber              (Principal Financial Officer)


/s/C. Donald Whitmire Jr.      Controller-Financial Reporting
C. Donald Whitmire Jr.           (Principal Accounting Officer)


/s/Richard C. Adkerson          Vice Chairman of the Board and Director
Richard C. Adkerson


        *                       Director
Robert W. Bruce III


        *                       Director
Robert A. Day


        *                       Director
William B. Harrison, Jr.



        *                       Director
Henry A. Kissinger


        *                       Director
Bobby Lee Lackey


        *                       Director
Gabrielle K. McDonald


        *                       Chairman of the Board and Director
James R. Moffett


        *                       Director
George Putnam


        *                       Director
B.M. Rankin, Jr.


        *                       Director
J. Taylor Wharton



*By: /s/ Richard C. Adkerson
       Richard C. Adkerson
       Attorney-in-fact




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